Form 10QSB
period 2003-03-31
HYDROFLO INC
filed 2003-05-20
CIK 1107809

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       Or

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission File Number: 000-49724

                                 HydroFlo, Inc.
             (Exact name of registrant as specified in its charter)

             North Carolina                               56-2171767
    (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification No.)

            3721 Junction Blvd., Raleigh, NC                27603
        (Address of principal executive offices)          (Zip Code)

                                  919-772-9925
              (Registrant's telephone number, including area code)

                                       N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:                      15,773,550

                                 HydroFlo, Inc.

                                        2

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the
Company's Annual Report on Form SB-2 previously filed with the Commission on
September 25, 2002, and subsequent amendments made thereto.

HydroFlo, Inc.
(a development stage enterprise)
Balance Sheet
March 31, 2003

  Assets                                      March 31, 2003
                                                                  (Unaudited)
Current assets:                                                 ----------------
    Cash                                                        $        185,819
    Accounts receivable, net of allowance for doubtful
      accounts of $1,000                                                  37,481
    Inventory, net of reserves of $2,320                                  30,443
    Prepaid expenses                                                      2,911
                      Total current assets                               256,654
                                                                ----------------
Property and equipment:
    Office equipment                                                      16,245
    Office furniture                                                       6,601
    Testing equipment                                                     93,429
    Display equipment                                                      6,141
    Computer software                                                        803
        Less - Accumulated depreciation                                 (23,934)
                      Total property and equipment                        99,285
                                                                ----------------
Patent costs, net                                                         36,498
Deposits                                                                     754
                                                                ----------------
                                                                $        393,191
                                                                ----------------
                      Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses                           $         62,011
Accounts payable and accrued expenses - related parties (Note C)         158,090
                      Total current liabilities                          220,101
                                                                ----------------
Commitments and contingencies (Notes B, C and F)
Shareholders' equity:
    Common stock, $0.01 par value, authorized 20,000,000
        shares, issued and outstanding
        15,773,550 shares as of March 31, 2003                           157,736
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, issued and outstanding                               0
        shares as of March 31, 2003                                            0
    Additional paid-in-capital                                         2,245,430
    Stock subscriptions receivable                                       (6,959)
    Stock purchase warrants                                              147,834
    Deferred compensation                                              (200,250)
    Deficit accumulated during development stage                     (2,170,701)
                      Total shareholders' equity                         173,090
                                                                $        393,191

The accompanying notes are an integral part of these unaudited financial statements.

HydroFlo, Inc.
(a development stage enterprise)
Statements of Operations
For the Three Months Ended March 31, 2003 and 2002

                                              March 31, 2003     March 31, 2002
                                               (Unaudited)         (Unaudited)
Revenues                                    $         73,981    $              0
Cost of goods sold                                    10,996                   0
Gross margin                                          62,985                   0
                                            ----------------    ----------------
Expenses:
    Employee compensation                            228,139             159,378
    Management fee                                    13,800              13,800
    Research and development                             341               1,677
    Consulting                                             0                 480
    License fee                                            0               5,000
    Rent                                               4,671               2,800
    Marketing                                          3,018              12,559
    Contribution                                           0               5,400
    Selling, general and administrative               75,605              28,088
                      Operating expenses             325,574             229,182
                                            ----------------    ----------------
Operating loss                                     (262,589)           (229,182)
Interest income                                        1,224                  90
Net loss                                    $      (261,365)    $      (229,092)
                                            ----------------    ----------------
Weighted average shares outstanding               15,773,550          16,617,704
Basic and diluted loss per share            $         (0.02)    $         (0.01)
                                            ----------------    ----------------

The accompanying notes are an integral part of these unaudited financial statements.

HydroFlo, Inc.
(a development stage enterprise)
Statements of Operations
For the Nine Months Ended March 31, 2003 and 2002, and For the Period
From Inception (December 30, 1999) to March 31, 2003

                              Nine Months       Nine Months       Period From
                                 Ended           Ended             Inception
                             March 31, 2003   March 31, 2002       (December
                              (Unaudited)       (Unaudited)         30,1999)
                                                                       to
                                                                 March 31, 2003

Revenues                    $        126,481  $            0    $     131,482
Cost of goods sold                    17,172               0           22,258
Gross margin                         109,309               0          109,224
                            ----------------  --------------    -------------
Expenses:
    Employee compensation            675,416         433,841        1,410,478
    Management fee                    41,400          41,400          156,700
    Research and development           5,958          11,570           59,759
    Consulting                             0          23,894           44,494
    License fee                       12,500          15,000           47,500
    Rent                              13,795           7,949           36,911
    Marketing                         19,315          22,883           47,771
    Contribution                      10,800          16,200           43,800
    Selling, general and
        administrative               227,684         102,959          440,679
         Operating expenses        1,006,868         675,696        2,288,092
Operating loss                     (897,559)       (675,696)      (2,178,868)
Interest income                        4,241             521            8,167
Net loss                    $      (893,318)  $    (675,175)    $ (2,170,701)

Weighted average shares
  outstanding                     15,728,457      16,432,212       16,101,748
Basic and diluted loss
  per share                 $         (0.06)  $       (0.04)    $      (0.13)

The accompanying notes are an integral part of these unaudited financial statements.

HydroFlo, Inc.
(a development stage enterprise)
Statements of Changes in Shareholders' (Deficit) Equity
For the Period From Inception (December 30, 1999) to March 31, 2003
                                                                                                             Deficit
                                                                                                            Accumulated
                                                          Additional   Stock         Stock                    During
                                         Common Stock      Paid in    Subscriptions Purchase   Deferred     Development
                                      Shares     Amount    Capital     Receivable   Warrants   Compensation   Stage       Total
Initial Capital Infusion

                                    16,380,000 $  36,400 $    598,333 $   (822,700) $  295,667 $          0 $         0 $ 107,700
    Stock subscription receipts              0         0            0        14,192          0            0           0    14,192
    Net loss                                 0         0            0             0          0            0    (41,602)  (41,602)
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, June 30, 2000              16,380,000    36,400      598,333     (808,508)    295,667            0    (41,602)    80,290
    Common stock issued                 26,400        59        8,741       (6,300)          0            0           0     2,500
    Stock subscription receipts              0         0            0       172,000          0            0           0   172,000
    Stock options granted                    0         0       37,500             0          0     (37,500)           0         0
    Stock options vested                     0         0            0             0          0       34,375           0    34,375
    Stock split                              0    72,917     (72,917)             0          0            0           0         0
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
    Net loss                                 0         0            0             0          0            0   (311,277) (311,277)
Balance, June 30, 2001              16,406,400   109,376      571,657     (642,808)    295,667      (3,125)   (352,879)  (22,112)
    Common stock issued                416,250     2,775      552,225             0          0            0           0   555,000
    Stock subscription receipts              0         0            0        67,349          0            0           0    67,349
    Stock subscription
        cancellations              (1,284,600)   (8,564)    (419,636)       428,200          0            0           0         0
    Stock options granted                    0         0      375,750             0          0    (375,750)           0         0
    Stock options vested                     0         0            0             0          0      347,563           0   347,563
    Stock purchase warrants cancelled        0         0      147,833             0  (147,833)            0           0         0
    Stock split                              0    51,794     (51,794)             0          0            0           0         0
    Net loss                                 0         0            0             0          0            0   (924,504) (924,504)
                                    ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Balance, June 30, 2002              15,538,050   155,381    1,176,035     (147,259)    147,834     (31,312) (1,277,383)    23,296
    Common stock issued                235,500     2,355      468,645             0          0            0           0   471,000
    Stock subscription receipts              0         0            0       140,300          0            0           0   140,300
    Stock options granted                    0         0      600,750             0          0    (600,750)           0         0
    Stock options vested                     0         0            0             0          0      431,812           0   431,812
    Net loss                                 0         0            0             0          0            0   (893,318) (893,318)
Balance, March 31, 2003 (Unaudited) ---------- --------- ------------ ------------- ---------- ------------ ----------- ---------
                                    15,773,550 $ 157,736 $  2,245,430 $     (6,959) $  147,834 $  (200,250) $(2,170,701)$ 173,090
                                    =========== =========== =========== =========== =========== =========== =========== ===========

The accompanying notes are an integral part of these unaudited financial statements.

HydroFlo, Inc.
(a development stage enterprise)
Statements of Cash Flows
For the Nine Months Ended March 31, 2003 and 2002, and For the Period From
Inception (December 30, 1999) to March 31, 2003
                                                                                                  Period From
                                                                                                       Inception
                                                                                                    (December 30,
                                                                March 31, 2003   March 31, 2002    1999) to March 31,
                                                                 (Unaudited)      (Unaudited)      2003 (Unaudited)
Cash flows from operating activities:
    Net loss                                                     $(893,318)       $(675,175)         $(2,170,701)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation                                             15,409            3,894               23,934
           Amortization of patent costs                                420              326                  886
           Deferred compensation amortization                      431,812          253,625              813,750
           (Increase) decrease in accounts receivable              (32,481)               0              (37,481)
           Decrease (increase) in inventory, net                     6,297              331              (30,443)
           Increase in prepaid expenses                             (2,421)            (182)              (2,911)
           Increase in deposits                                          0                0                 (754)
           Increase in accounts payable and accrued expenses        62,218           90,006              220,101
                      Net cash used in operating activities       (412,064)        (327,175)          (1,183,619)
                                                              ---------------   ---------------  ---------------
Cash flows from investing activities:
    Purchase of property and equipment                             (72,293)         (31,544)            (123,219)
    Payments to acquire patents                                          0          (26,966)             (37,384)
                      Net cash used in investing activities        (72,293)         (58,510)            (160,603)
                                                              ---------------   ---------------  ---------------
Cash flows from financing activities:
    Issuance of common stock                                       471,000          335,000            1,136,200
    Stock subscription receipts                                    140,300           43,500              393,841
                      Net cash provided by financing
                      activities                                   611,300          378,500            1,530,041
                                                              ---------------   ---------------  ---------------
Net increase (decrease) in cash                                    126,943           (7,185)             185,819
Cash, beginning of year                                             58,876           11,222                    0
Cash, end of period                                             $  185,819        $   4,037         $    185,819
                                                              ---------------   ---------------  ---------------

   The accompanying notes are an integral part of these financial statements.

Note A - Basis of Presentation

In the opinion of management of HydroFlo, Inc. (the Company), all adjustments necessary for a fair statement of the results of operations for the three-month periods, nine-month periods and the period from inception to date are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.

Note B - Summary of Significant Accounting Policies

Organization and Liquidity

HydroFlo, Inc. is a development stage enterprise, incorporated in North Carolina on December 30, 1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water.

Since inception, the Company has focused primarily on developing and patenting this new technology for the sewage treatment industry. The Company plans to focus on marketing and selling their technology to this industry. As a development stage enterprise, the Company is subject to a number of risks including successful development and marketing of its technologies, access to necessary start-up capital and attracting and retaining key personnel.

The Company has recognized net losses of $2,170,701 and negative operating cash flow of $1,183,619 since its inception. For the nine months ended March 31,
2003, the Company had a net loss of $893,318 and at March 31, 2003 had a net shareholders' equity of $173,090. Cash used in operations during the first nine months of fiscal 2003 totaled $412,064 and an additional $72,293 was used in acquiring additional property and equipment and for patent related costs. The
Company has funded its initial operations through the sale of common stock, primarily to related parties. Until such time that the Company can generate sustained profitable operations, the Company will require additional funding to further develop, market and distribute its products.

While management believes the Company will be successful in raising additional capital, there are no assurances that the Company will be successful in obtaining capital or that such financing will be on terms favorable or acceptable to the Company and that the Company will be able to achieve profitable operations over the long term.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Earnings Per Share

In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from options granted had been issued. The effect of options and warrants outstanding were not included in the computation of diluted earnings per share because the effect on net loss would have been antidilutive.

Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Revenue Recognition

Revenue in the accompanying statements of operations consists of direct sales or leases to customers and paid demonstrations of the Company's product.  Sales are recognized when products are shipped to the customers, with provisions for discounts and rebates to customers and returns and other adjustments, if any, provided for in the period the related sales are recorded.  No amounts have been recorded for such provisions during the periods presented. Rental income is recognized over the period the related equipment is provided to the customer.
The one existing rental agreement at March 31, 2003 is on a month-to-month basis and has an associated fee of $7,500 per month. Additionally, during the period from inception to March 31, 2003, the Company earned $11,500 from successful product demonstrations.

Note C - Related-party Transactions

Effective December 30, 1999, 13,500,000 shares of the Company's common stock were acquired by Capital Access, Inc. in exchange for a stock subscription of
$30,000. The subscription balance at March 31, 2003 was $6,959. A director of the Company is a significant stockholder of Capital Access.

At March 31, 2003, the Company had an accounts payable balance of $156,700, due to Free Harbor LLC for management services. A director of the Company is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $13,800 and $41,400 for the three and nine months ended March 31, 2003, respectively. Expenses incurred under this arrangement also totaled $13,800 and
$41,400 for the three and nine months ended March 31, 2002, respectively. This amount is not payable by the Company until the Company reaches profitability.

At March 31, 2003, the Company also had an accounts payable balance of $1,390, due to a director of the Company for expenses incurred by that director.

Note D - Shareholders' Equity

The Company announced a three-for-one stock split effective April 30, 2001, with the issuance of 7,291,738 shares of common stock and the transfer of $72,917 from additional paid-in-capital to the common stock account. The Company announced a three-for-two stock split effective July 8, 2002, with the issuance of 5,179,344 shares of common stock and the transfer of $51,794 from additional paid-in capital to the common stock account. All share amounts in the accompanying financial statements reflect both stock splits.

The Company has entered into stock subscriptions on several of their funding commitments whereby the Company issues stock in exchange for the investors'
promise to fund their aggregate purchase price of the stock over a period of two years without interest. As of March 31, 2003, the subscriptions totaled $6,959.
The Company had stock subscription receipts of $140,300 during the nine months ended March 31, 2003.

Note E - Common Stock Options

The Company has granted options to one executive to purchase shares of common stock in conjunction with an employment agreement entered into during fiscal
2001. The options vest one year from the date of each grant. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $1.81 for options granted during fiscal 2003. The weighted average remaining contractual lives of granted options are approximately 5 years. Stock option compensation expense recorded during the three months ended March 31, 2003 and 2002 was $150,187 and $93,937, respectively. Stock option compensation expense recorded during the nine months ended March 31, 2003 and 2002 was $431,812 and $253,625, respectively. The summary of stock option activity is shown below:

                                                                       Weighted
                                                                       Average
                                                       Options         Exercise
                                                     Outstanding        Price

Outstanding at July 1, 2002                              675,000         $0.22
Options granted during fiscal 2003                       337,500          0.22
Outstanding at March 31, 2003                          1,012,500          0.22
Options exercisable at March 31, 2003                    675,000          0.22

The Company accounts for the options under Accounting Principles Board Opinion
No. 25. The Company has elected to adopt the disclosure-only provisions of
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS No. 123). Had compensation costs for these issuances been determined consistent with SFAS No. 123, the Company's net loss would have increased by the following amount for the three months ended March 31, 2003 and
2002:

================================================================================

                                                      March 31,      March 31,
                                                        2003           2002

Net loss, as reported                                 $261,365       $229,092
Increased compensation expense                           2,674          5,521
Pro forma net loss                                  -------------   -------------
                                                      $264,039       $234,613

Had compensation costs for these issuances been determined consistent with SFAS
No. 123, the Company's net loss would have increased by the following amount for the nine months ended March 31, 2003 and 2002:
================================================================================

                                                      March 31,      March 31,
                                                        2003           2002

Net loss, as reported                                 $893,318       $675,175
Increased compensation expense                           8,972         16,624
Pro forma net loss                                  ------------- -------------
                                                      $902,290       $691,799

Because the SFAS No. 123 method of accounting has not been applied to options granted, the resulting pro forma compensation cost may not be representative of that to be expected in future years.  The Company used the Black-Scholes Option
Pricing Model to estimate the fair value of stock options granted during the nine months ended March 31, 2003 and 2002 with the following assumptions:
================================================================================

                                                      March 31,     March 31,
                                                        2003           2002

Expected dividend yield                                0.00%          0.00%
Risk-free interest rates                               2.76%          6.05%

================================================================================

Note F - Commitments and Contingencies

In connection with the management agreement with Free Harbor LLC (discussed in
Note C), the Company has agreed to pay Free Harbor LLC 10% of pretax profits as long as the management agreement is in effect. Additionally, in connection with one employment agreement, the Company has agreed to pay that employee 5% of pretax profits so long as he remains an employee of the Company.

The Company has entered into an agreement with its external legal counsel, whereby said legal counsel will provide certain legal services over a two-year period beginning once the Company becomes a public registrant in exchange for
125,000 shares of the Company's common stock. The shares will be granted pro-rata over those two years and recorded as expense, valued at the fair value of the shares on the issuance date. As this agreement is not yet in effect, there is no effect on the financial statements for the three and nine months ended March 31, 2003.

In December 2002, the Company terminated its licensing agreement with a supplier under which the Company had been obligated to pay minimum royalty fees. The
Company has $22,500 included in accounts payable and accrued expenses at March
31, 2003 under the terms of this agreement.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

         This Quarterly Report contains forward-looking statements about
HydroFlo, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.
We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, HydroFlo's actual results may differ materially from those indicated by the forward-looking statements.

         The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

         There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,
"believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

         The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to
us.

Overview

HydroFlo, Inc. is a development stage enterprise, incorporated in North Carolina on December 30, 1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water. Since inception, we have focused primarily on developing and patenting this new technology for the sewage treatment industry. During the current fiscal year, we continue to focus on generating increased sales of our technology and related products and services to this industry.

Our aggregate revenues for the third quarter from January 1, 2003 to March 31,
2003 total $73,981, versus revenues of $0.00 the same quarter the previous year.
Our third quarter 2003 revenues consisted of the rental of two units to a major food processing company in the Pacific Northwest, and the sale of an aeration system for an aquaculture application in Southern California.

In the third quarter of fiscal year ending June 30, 2003, we generated a negative operating cash flow of $262,000 and had a net working capital surplus
$36,553 at March 31, 2003.

Results of Operations - Three months ended March 31, 2003 vs. Three months ended
March 31, 2002

Employee compensation increased by $95,591 or 60% to $228,139 for the three month period ended March 31, 2003 from $159,378 for the three month period ended
March 31, 2002. This increase was caused by the issuance of stock options to a management-level employee during fiscal 2003 with an exercise price below the market value of the underlying common stock.

Management fees (related-party) remained stable at $13,800 for the three month period ended March 31, 2003 compared to $13,800 for the three month period ended
March 31, 2002.

Research and development costs decreased by $1,336 or 80% to $341 for the three month period ended March 31, 2003 from $1,677 for the three month period ended
March 31, 2002. This decrease was the result of a shift in management focus to sales rather than research and development of products.

Consulting costs decreased by $480 to $0 for the three month period ended March
31, 2003 from $480 for the three month period ended March 31, 2002. This decrease was due to not using an employment consultant to assist in finding qualified personnel for hiring during fiscal 2003.

License Fees decreased by $5,000 to $0 for the three month period ended March
31, 2003 from $5,000 for the three month period ended March 31, 2002. This decrease was due to the termination of the licensing agreement for the aeration basin technology.

Rent costs increased by $1,871 or 66.8% to $4,671 for the three month period ended March 31, 2003 from $2,800 for the three-month period ended March 31,
2002. This increase was caused by the expansion of office space due to increased personnel.

Marketing costs decreased by $9,541 or 76% to $3,018 for the three-month period ended March 31, 2003 from $12,559 for the three-month period ended March 31,
2002. Decreased display advertising and trade show expenses were the principal reasons for this decrease.

Contributions decreased by $5,400 to $0 for the three-month period ended March
31, 2003 compared to $5,400 for the three-month period ended March 31, 2002.
Contributions have been halted, although management expects them to be resumed when profitability is achieved.

General and administrative costs increased by $47,517 or 169.2% to $75,605 for the three-month period ended March 31, 2003 from $28,088 for the three-month period ended March 31, 2002. Our providing increased sales support to our representatives, as well as expenses for sales literature and sales training, plus costs associated with our registration statement on Form SB-2 primarily caused this increase.

Results of Operations -  Nine months ended March 31, 2003 vs. Nine months ended
March 31, 2002

Our aggregate revenues for nine months (July 1, 2002 to March 31, 2003) total
$126,481, versus no revenues for the same nine-month period the previous year.
Our revenues consisted of the rental of two units to a major food processing company in the Pacific Northwest, the paid trial of our system on-site at a paper-processing mill in Wisconsin, and the paid trial of our system on-site at a FEMA facility in Virginia, and the sale of an aeration system for an aquaculture application in Southern California.

Employee compensation increased by $241,575 or 56% to $675,416 for the nine month period ended March 31, 2003 from $433,841 for the nine month period ended
March 31, 2002. This increase was caused by the hiring of additional personnel, and the issuance of stock options to a management-level employee during fiscal year 2003 with an exercise price below the market value of the underlying common stock.

Management fees (related-party) remained stable at $41,400 for the nine-month period ended March 31, 2003 compared to $41,400 for the nine month period ended
March 31, 2002.

Research and development costs decreased by $5,612 or 48.5% to $5,958 for the nine-month period ended March 31, 2003 from $11,570 for the nine-month period ended March 31, 2002. This decrease was the result of a shift in management focus to sales rather than research and development of products.

Consulting costs decreased by $23,894 to $0 for the nine-month period ended
March 31, 2003 from $23,894 for the nine-month period ended March 31, 2002. This decrease was due to not using an employment consultant to assist in finding personnel for hiring during fiscal year 2003.

License Fees decreased by $2,500 or 16.7% to $12,500 for the nine-month period ended March 31, 2003 from $15,000 for the nine-month period ended March 31,
2002. This decrease was due to the termination of the licensing agreement for the aeration basin technology.

Rent costs increased by $5,846 or 73.5% to $13,795 for the nine month period ended March 31, 2003 from $7,949 for the nine-month period ended March 31, 2002.
This increase was caused by the expansion of office space due to increased personnel.

Marketing costs decreased by $3,568 or 15.6% to $19,315 for the nine-month period ended March 31, 2003 from $22,883 for the nine-month period ended March
31, 2002. Decreased display advertising and trade show expenses were the principal reasons for this decrease.

Contributions decreased by $5,400 or 33.3% to $10,800 for the nine-month period ended March 31, 2003 compared to $16,200 for the nine-month period ended March
31, 2002. Contributions have been halted, although management expects them to be resumed when profitability is achieved.

General and administrative costs increased by $124,725 or 121% to $227,684 for the nine-month period ended March 31, 2003 from $102,959 for the nine-month period ended March 31, 2002. Our providing increased sales support to our representatives, as well as expenses for sales literature and sales training, plus costs associated with our registration statement on Form SB-2 primarily caused this increase.

Liquidity and Capital Resources

We are a development stage company. From our inception in December 1999 to March
31, 2003, we have used approximately $1,183,619 in operating activities and
$160,603 in investing activities. To finance these uses of cash we raised approximately $1,530,041 in cash from sales of our common stock.

As of April 15, 2003 we had $191,669 of cash on hand. We believe this cash on hand will be sufficient to satisfy our operating cash requirements through
September 1, 2003.  The $191,669 does not include any anticipated revenues from the sale of products for which we have known non-cancelable purchase orders and contracts.  We received $40,000 as of April 15, 2003 on one of these contracts, but have expended it on direct costs to produce the products. Thus, this $40,000 is not reflected in cash on hand as of April 15, 2003.

As of April 15, 2003 we have known non-cancelable purchase orders and contracts in the amount of $237,838. We anticipate incurring approximately an additional
$53,900 in direct costs to manufacture these products, including all sales commissions payable, in addition to the $40,000 already expended. The reason that our direct costs to produce these products are only $93,900 is that many component parts for these products were either already paid for and in inventory or, in the case of Valley Water Technologies, the products were already manufactured and on site under a lease.

Accordingly, on or before July 15, 2003, the latest date upon which we believe we will receive all payments due on these purchase orders and contracts, we anticipate receiving $143,938 in net cash revenues from these purchase orders and contracts. This assumes all customers make full and timely payments. We know of no reason why this will not occur. Accordingly, we believe this additional
$143,938 will be sufficient to satisfy our operating cash requirements for an additional four months through January 1, 2004.

Finally, if we do not generate any additional net revenues from new sales before January 1, 2004, we will be unable to continue operations thereafter.  We currently have no purchase orders or contracts in place for new sales. We have no plan in place that will eliminate this risk.

For the nine months ended March 31, 2003, we had a net loss of $893,318 and had a net shareholder's equity of $173,090 at March 31, 2003. Net cash used in operating activities for the period from July 1, 2002 to March 31, 2003 was
$412,064. The cash used in operations was primarily due to officers'
compensation, management fees and other costs associated with generating sales and revenue for the company. Our current assets for the period ended March 31,
2003 are higher than our current liabilities by $36,553.

Item 3. Controls and Procedures

         Within 90 days prior to the date of filing of this report,  we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits

Exhibit Number              Name and/or Identification of Exhibit

      3                 Articles of Incorporation & By-Laws
                        (a) Articles of Incorporation of the Company.*
                        (b) By-Laws of the Company.*

      99                Certification Pursuant to Section 906 of the
                        Sarbanes-Oxley Act pf 2002

*   Incorporated  by reference to the exhibits to the Company's General Form for
    Registration of Securities of Small Business Issuers on Form SB-2, and
    amendments thereto, previously filed with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of
1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             HydroFlo, Inc.
                                             (Registrant)

                                             By: /s/ Dennis Mast
                                                  Dennis Mast
                                                  CEO - Principal Executive Officer
                                                  Principal Financial and Accounting Officer

                                             Date: May 19, 2003

                                 CERTIFICATIONS

I, Dennis Mast, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HydroFlo, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

         (i)  Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
        (ii)  Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
       (iii)  Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (i)  All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
        (ii)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003

/s/ Dennis Mast
    CEO and Principal Financial Officer