Form 10KSB
period 2003-06-30
HYDROFLO INC
filed 2003-09-19
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                     For the Fiscal Year Ended June 30, 2003

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                        Commission File Number 333-107106

                                 Hydroflo, Inc.
                 (Name of small business issuer in its charter)

         North Carolina                                     56-2171767
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                       identification number)

                     3721 Junction Blvd., Raleigh, NC 27603
               (Address of principal executive offices)(Zip Code)

(Address of principal place of business or intended principal place of business)

                  Registrant's telephone number: 919-772-9925

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class            Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

                                     COMMON
                                (Title of class)

                                (Title of class)

                                        1

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $244,243.

As of the date of this filing, the Company's Common Stock is not trading on a national exchange however is trading on the OTCBB under the symbol "HYRF."

The number of shares outstanding of each of the issuer's classes of common equity, as of September 1, 2003 was 15,973,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to
Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

         This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize,
Hydroflo's actual results may differ materially from those indicated by the forward-looking statements.

         The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our products and services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

         There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes,"
"expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange
Act of 1934.

PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

We were incorporated in North Carolina on December 30, 1999. We operate a website at http://www.hydroflo.cc.

Since our inception we have devoted our activities to the following:

o        Raising capital;
o        Developing and patenting our products;
o        Securing manufacturers for the products we sell;
o        Developing an independent sales force and markets for the products and services we offer; and
o        Marketing and selling our technology to the sewage treatment industry.

HydroFlo is developing its business to be an international provider of wastewater treatment solutions for industrial and governmental entity customers.
HydroFlo designs, builds, and installs aeration equipment used for pre-treatment of wastewater. We also provide a full range of related services to companies and municipalities to treat their wastewater at the treatment plant by the use of the energy efficient aeration systems in treatment lagoons.

Using our patented HydroFlo Pressure Line Up Stream or PLUS pre-treatment system, customers begin the treatment process at their pumping stations, prior to the wastewater reaching a treatment plant.

The cost to the customer of integrating the HydroFlo PLUS technologies are offset with cost savings in other areas. The cost of chemical treatment for the purposes of odor control is generally more than that of the HydroFlo system as the customer is required to install a metering system for installation of the chemicals, and a chemical storage tank. The units often cost close to the same amount as the cost of the HydroFlo PLUS system. In addition to the chemical equipment costs, chemicals must be purchased on an ongoing basis. Other benefits related to the pre-treatment of wastewater including improved aeration, reduced toxicity and corrosivity, and improved efficiency of the overall treatment systems.

In certain cases where the PLUS systems are used in a majority of the lift stations for a municipality, the efficiency of the treatment plant will be improved considerably because the primary treatment method -aeration- is being performed prior to the wastewater entering the plant, presenting a viable alternative to expansion of the facilities and saving capital expenditures. This will allow us to present our HydroFlo PLUS technology to municipalities as a lower-cost alternative to building new wastewater treatment facilities or expanding existing installations.

PRINCIPAL PRODUCTS & SERVICES

HydroFlo PLUS system: Aeration system for sewage treatment in pipes prior to reaching treatment facilities

In the United States and other countries, the sewage from homes and commercial operations is collected and conveyed through extensive underground networks of interconnected piping, which delivers the sewage to the treatment facility.
Because of the expansiveness and topography of these systems, sewage flows cannot always be conveyed by gravity alone. As a result, pumping stations are typically installed in the systems to lift the flow over high elevations and on to the treatment facility.

Because pumping stations to move the sewage and wastewater through a grid of piping structures already exist, with the addition of our PLUS system at the pump, those piping structures can be used to begin the treatment process prior to the sewage reaching the treatment plant. The addition of our pre-treatment unit at the pumping station does not require additional pumping power costs.

The PLUS system is a new approach to odor control and preconditioning of the wastewater in the collection and conveyance system. The PLUS system is able to do with oxygen what has been done in the past with chemicals that require treatment for removal at the wastewater treatment facility. Oxygen in the form of microbubbles generated by the HydroFlo PLUS system is introduced directly into the pipes at the pumping station at which point they are pumped by the primary pumps directly into the main pipes. This has never been accomplished before primarily due to the size of the bubbles. Bubbles larger than the 1-10 micron size bubbles that HydroFlo systems produce cause destruction of the equipment. HydroFlo bubbles are so small that they are able to pass through the pump without this damage. The purpose of the process is to create an aerobic or oxygenated environment in order for the bacteria to utilize the organics as a food source in the decay and treatment process.

By using the HydroFlo's patented technology, a municipality or other user can have its wastewater converted from non-oxygenated or anaerobic state to an oxygenated or aerobic state. This has the following benefits:

o        By having the wastewater converted to an aerobic condition, odor will be limited because production of odor-causing hydrogen sulfide is found in anaerobic conditions eliminated by the use of our technology.

o        Organic material will also be reduced since the microorganisms depend on oxygen to break down the waste.  This results in the reduction in sludge at the municipal treatment plant.  The amount of the reduction in organic matter is dependent on the amount of treatment provided at the pumping station, which can be varied to meet the needs of the user.
         The treatment activity is further enhanced because typical temperatures in the underground sewer pipeline system are stabilized and not affected by outside temperatures as occurs at the treatment plant, thus resulting in more efficient treatment than if oxygen was not introduced by our system.

As a result, the capacity of a sewage treatment plant can increase without a major capital investment and with reduced operational costs.

We have completed all product design and have also completed operational testing confirming the system operates as intended over time. We have received non-cancelable purchase orders or contracts for these products or have completed sales transactions, as follows:

Emory Wilson [1]

---------------------------------------- --------------------------------------------------------------------------
Name of Product [2]                      PLUS 250-20 System
---------------------------------------- --------------------------------------------------------------------------
Date of Purchase Order                   3/24/03
---------------------------------------- --------------------------------------------------------------------------
Date negotiations for purchase order     November 2002
began
---------------------------------------- --------------------------------------------------------------------------
Purchase order negotiated by             Jim Gill, employed as Product Development Specialist by HydroFlo
---------------------------------------- --------------------------------------------------------------------------
Anticipated date product will be         Completed and in stock
completed
---------------------------------------- --------------------------------------------------------------------------
Date product was delivered               July 2, 2003
---------------------------------------- --------------------------------------------------------------------------
Total Payments Due                       $68,735, which amount is net of commission
---------------------------------------- --------------------------------------------------------------------------
Anticipated Date for receipt of          On or before September 30, 2003 [3]
payments by HydroFlo
---------------------------------------- --------------------------------------------------------------------------

[1]  Emory Wilson is one of our 18 current distributors. Other than our agreement concerning product distribution, Emory Wilson is not affiliated with us or any of our officers or directors.

[2]  We are the manufacturer of this product.

[3]  Based upon representations of the distributor.

Valley Water Technologies [1]

---------------------------------------- --------------------------------------------------------------------------
Name of Product [2]                      Two PLUS 250-20 Systems
---------------------------------------- --------------------------------------------------------------------------
Date of Purchase Order                   4/7/03
---------------------------------------- --------------------------------------------------------------------------
Date negotiations for purchase order     May 2002
began
---------------------------------------- --------------------------------------------------------------------------
Purchase order negotiated by             Steven Hausman for our distributor Valley Water Technologies; Tom Barbee for HydroFlo
---------------------------------------- --------------------------------------------------------------------------
Anticipated date product will be         Currently in operation at ConAgra Facility [3]
completed
---------------------------------------- --------------------------------------------------------------------------
Anticipated date product will be         Currently in operation at ConAgra Facility [3]
delivered
---------------------------------------- --------------------------------------------------------------------------
Total Payments Due                       $55,760.00, the full amount due net of commissions
---------------------------------------- --------------------------------------------------------------------------
Date of receipt of payments by HydroFlo  Payment in the amount of $55,760.00, the full amount due net of commissions to
                                         our distributor Valley Water Technologies, Inc., was received from
                                         Valley Water
                                         Technologies, Inc. on May 13, 2003 and has been deposited into our account. [4]
---------------------------------------- --------------------------------------------------------------------------

[1]  Valley Water Technologies is one of our 18 current distributors. Other than our oral understanding concerning product distribution, Valley Water
Technologies is not affiliated with us or any of our officers or directors.

[2]  We are the manufacturer of this product.

[3]  ConAgra is not affiliated with us or any of our officers or directors or
Valley Water Technologies or any of their officers or directors.

[4]  As noted below, our standard commission is 10%, however we may pay an additional commission based upon the facts and circumstances of any particular order. In this situation, we negotiated a commission of 20% with our distributor due to their efforts with this customer.

We have left a unit in place in Raleigh NC approximately three miles from our headquarters to use for demonstrations to potential customers. The city is not paying us for the use of this unit. They have advised us they currently do not have sufficient budgeted funds to purchase the unit, although they have no objection to our leaving the unit in place.

HydroFlo ATS system:  Aeration basin aeration system

The application of oxygen to a wastewater aeration basin in order to accelerate the decomposition of organics and the purification of water has been performed mechanically for hundreds of years. The application of the ATS system to aeration basins is a new and energy efficient means of applying oxygen to wastewater for purification purposes but the application itself is standardized in the industry.

The HydroFlo ATS System TM uses pumps and pressure tanks to operate as a high-pressure gas dissolution system and produces a micro-bubble in a size that is 1000-4000 times smaller than the closest competitor giving a very high dissolution rate of oxygen to water. This means rise rates for bubbles generated by the ATS System TM is extremely slow giving extended time for the oxygen in the bubbles to come in contact with the water and higher standard oxygen transfer efficiencies. In addition, the ATS Systems TM allow for the use of either ambient air or enhanced gases such as pure oxygen to effect a greater transfer rate of oxygen and to minimize the electrical and mechanical costs. The
ATS System TM includes no porous membranes to plug or foul. Use of the ATS
System TM with its mixing abilities gives the result of no stratification in the pond. This eliminates varying layers of oxygen levels in a basin or pond, called stratification, and allows for faster, more effective wastewater treatment.

We have completed design, on-site testing and installation of this product. We have received a non-cancelable contract for this product, as follows:

Happy Cloud Ranch [1]

---------------------------------------- -------------------------------------------------------------------
Name of Product [2]                      Three Pond Aeration and mixing systems
---------------------------------------- -------------------------------------------------------------------
Date of Purchase Order                   2/24/03
---------------------------------------- -------------------------------------------------------------------
Date negotiations for purchase order     12/15/02
began
---------------------------------------- -------------------------------------------------------------------
Purchase order negotiated by             Tom Barbee
---------------------------------------- -------------------------------------------------------------------
Date products delivered                  June 2003
---------------------------------------- -------------------------------------------------------------------
Total Payments Due                       $99,443
---------------------------------------- -------------------------------------------------------------------
Payments received as of September 1,     $90,000
2003
---------------------------------------- -------------------------------------------------------------------
Anticipated date of receipt of final     Remaining payment of $9,443 anticipated to be received on or
payment by HydroFlo                      before September 30, 2003.  [3]
---------------------------------------- -------------------------------------------------------------------

[1]  Happy Cloud Ranch is not affiliated with us or any of our officers or directors.

[2]  We are the manufacturer of this product.

[3]  Based upon representations of the customer.

Demonstrations for this product have been completed for the Federal Emergency
Management Agency, or FEMA, in Berryville, VA. We have submitted a proposal for approximately $22,000 to FEMA but we understand funding is not currently available for purchase. A follow-on demonstration is pending for Kimberly Clark in Wisconsin. Technical problems related to freezing weather and the inadvertent shut-down of other aeration units which were not ours, and not problems associated with our unit, during our initial test with Kimberly Clark in
December 2002 resulted in a request by Kimberly Clark for a retest later this year, although no date has been set. No proposal has been submitted to Kimberly
Clark. Neither FEMA nor Kimberly Clark expressed any dissatisfaction with our units.

This product can be delivered notwithstanding the cancellation of our royalty agreement with Aquatex Group Industrie S.A. or Agisa as we can build a comparable system with parts that are commercially available from alternative sources. See "Risk Factors." Our manufacture of these comparable systems will not be in conflict with any proprietary rights of Aquatex Group Industrie S.A.
as it uses no protected physical components or technology of the Agisa system, as follows:

------------------------------------------ --------------------------------------- ----------------------------------------
                                           Agisa System                            HydroFlo System
------------------------------------------ --------------------------------------- ----------------------------------------
Principal Physical Technology Components   Cylindrical pipe with inner piping to   High pressure vessels
                                           allow for simple mixing under
                                           approximately one atmosphere or less
                                           of pressure
------------------------------------------ --------------------------------------- ----------------------------------------
                                           N/A                                     Gas Introduction systems
------------------------------------------ --------------------------------------- ----------------------------------------
                                           N/A                                     High pressure pumps and controls
------------------------------------------ --------------------------------------- ----------------------------------------
                                           N/A                                     Mixing system
------------------------------------------ --------------------------------------- ----------------------------------------
Difference between Agisa system and        Agisa system operates as low pressure   HydroFlo system operates as high
HydroFlo system components                 static mixer using pipe                 pressure gas dissolution system with
                                                                                   vessels, high pressure pumps and
                                                                                   complex external mixing to enhance
                                                                                   oxygen transfer efficiencies
------------------------------------------ --------------------------------------- ----------------------------------------
Reason for non-infringement on Agisa                                               None of the physical elements in the
patent for the component                                                           HydroFlo system use or are in conflict
                                                                                   with the proprietary pipe or simple
                                                                                   mixing technology of Agisa system
------------------------------------------ --------------------------------------- ----------------------------------------

                                        7

There are the following number of manufacturers available for the following principal components in our system:

High Pressure Vessels - 12
Gas Introduction systems - 3
High pressure pumps and controls - 12
Mixing system - 4

We had been working to develop our technology for approximately one year prior to the termination of the Agisa contract. Nothing in the Agisa contract prohibited us from developing competing technology. When we were satisfied that our technology was ready for commercial sale, we terminated our agreement with
Agisa. Thus, we were able to contract to deliver our technology shortly after the termination of our contract with Agisa. By terminating the agreement, we avoided incurring on-going royalty payments.

Manufacturing

We manufacture our PLUS and ATS systems. For the PLUS system, the raw materials consisting of various parts used in our manufacturing process are acquired from one of three available suppliers. We have from three to 12 suppliers of the raw materials consisting of various parts used in the manufacturing process of our
ATS system, as described above. Except as set forth below, we have no contracts or other arrangements with these suppliers.

All parts suppliers are qualified by us and are required to sign and conform to secrecy agreements, non-competition agreements, and must meet all our specifications. All parts acquired from these suppliers must meet specifications established by American Society of Mechanical Engineers which list the design, materials, fabrication and testing requirements for the amount of pressure used in our products. Typical lead time for manufacturing the HydroFlo PLUS and ATS systems is 6-8 weeks.

We maintain a minimal inventory of parts in order to respond to emergency scenarios or unusual delivery demands.

Our main parts supplier for both systems, TriWeld, Inc., which is not affiliated with us, has accounted for 90% on a dollar value basis of the parts used by us in manufacturing our products to date.

We do have a strategic alliance agreement with this parts supplier; however the agreement only obligates the parts supplier to use its best efforts to provide us parts within times quoted after receiving a purchase order from us. In addition, during the one year term of the agreement, which commenced October 1,
2002, the supplier agreed that it shall not, directly or indirectly, offer, market, sell or otherwise deal in any parts substantially similar in design or usage to our parts. The agreement may be terminated on 30 days notice with an opportunity to cure. Should this supplier cease to supply us parts in the future, our revenues may decline if we are unable to quickly locate alternative parts suppliers who do not charge us more for comparable parts.

Accordingly, we continue to seek additional parts suppliers for both systems, as follows: We have interviewed and received quotations on units from two additional parts suppliers from whom we can obtain our parts, R-V Industries of
Honey Brook, PA and Edwards, Inc. of Spring Hope, NC. No commitments or purchase arrangements with these suppliers have been negotiated.

Royalty Agreement

On April 1, 2000, we entered into a licensing agreement with Aquatex Group
Industrie S.A. , also known as Agisa, for the right to manufacture and sell basin aeration technology and related equipment. The agreement was terminated by mutual agreement on December 20, 2002. The financial statements reflect a current liability of $22,500 under this agreement. The Company does not anticipate that it will have to pay this liability.

Marketing

Marketing activities are performed by HydroFlo employees with the title of
Product Development Specialists or PDSs. Two Product Development Specialists
currently work for HydroFlo and cover the east coast of the US. PDSs have engineering and technical backgrounds and are responsible for working with
Manufacturer's Representatives located throughout the United States. The PDSs are compensated by a salary of $60,000 per year with an additional commission of
1% of sales from future representatives managed by them.

HydroFlo also provides products nationwide and abroad in Slovenia, Croatia,
Bosnia, Herzegovina, Germany, Macedonia by way of a network of manufacturer's representatives. Each of the manufacturer's representatives maintains a number of salespeople working with end-users of HydroFlo's products.

A sales representative company receives 10% of a total sale when a customer purchases or signs a service agreement for our system. Several of our representatives do sell competing aeration equipment but do not sell anything competing with the HydroFlo PLUS system. Revenue from sales made by these sales representatives has been minimal to date. These relationships can be terminated by either party at any time upon 30 days advance notice.

Each of the 18 manufacturer's representatives except Valley Water Technologies, our original distributor with whom we have an oral understanding, has written contracts with us. Our standard commission is 10%, however we may pay an additional commission based upon the facts and circumstances of any particular order. The representatives were selected based on a number of factors such as whether or not they currently serve the water and wastewater treatment markets with synergistic services and/or equipment, the type of equipment that they were currently providing, the geographic territory that the salespeople were covering, and the gross sales revenue that they were accomplishing. A typical candidate manufacturer's representative may specialize in either municipal or private industrial markets, have additional product lines that are components of water and wastewater treatment, and be active with regard to regional and national trade shows.

Advertising is conducted by participation in trade shows with independent representatives.

We will continue our marketing efforts, but focus them on areas where we believe, based upon prior sales presentations and demonstrations, that there is the greatest possibility for sales, including North Carolina, South Carolina,
Virginia, Maryland, Delaware, New Jersey, Pennsylvania, California, Oregon,
Washington, Arkansas and Florida.

The Sales Process

The typical sales process to end-users will vary depending on the region, whether or not the end-user is a private or public customer, and what stage of development we are in within a geographic region. Generally municipal end-users will require a longer sales cycle due to the municipal budgeting and approval process being on an annual cycle. Private end-users may react more quickly to our technology and have the funds more readily available for product acquisition.

There are regional factors such as climate, water reuse requirements, leisure and resort locations, and relatively flat topography that may make the HydroFlo
PLUS system more quickly accepted. If odors are detected at resort locations, the business is impacted. Relatively flat topography found at the various coasts of the US require that pump stations be used to transport waste. Pump stations are typically anaerobic and generate hydrogen sulfide gas that is emitted to the atmosphere at pump locations, air relief valves and at the point that the force mains discharge to sewers. In northern climates, odors and corrosion are generated year round. Most outdoor activity that puts the public in contact with odors emanating from sewer mains occurs during the warmer months.

The third major external effect on HydroFlo's sales process is whether or not we currently have a unit installed within the region to rely on as a reference site. We have a more difficult time introducing the first system within a region. Once the system is in place and other end-users are able to see how the units are operating and how the units may benefit their processes, we find the sales process to be easier.

To accelerate the use by end-users, we have designed and built mobile units to demonstrate the HydroFlo Systems at the end-user's sites as well as to confirm our sizing models. A second step to shorten the sales cycle has been to offer a contingent sale. Contingent sales are defined as an offering to perform a full size trial at a candidate site for a limited period of time. If at the end of a relatively short, predefined time period the process is operating within a previously defined set of parameters, then a purchase order is issued based on a previously agreed to price. A third step to shorten the sales cycle has been to offer the units on a lease, lease/service agreement basis. The lease, lease/service agreement is designed to offer the client the option to acquire the HydroFlo System as an incremental portion of their existing operating costs rather than as a capital costs. Typically capital equipment requires a lengthy budgeting and approval period.

Customers

Our customers are primarily local municipalities or industries that are required to treat wastewater. Systems, equipment, and services can be provided by way of an all-inclusive service contract. These service contracts include the provision, installation, and maintenance of the HydroFlo systems and related equipment. No revenue transactions to date have included a maintenance component. This allows customers operating within a budget process to obtain the system for lower up-front costs, thereby allowing them the opportunity to procure our equipment and services and stay within their operating budgets.

We also intend to sell directly to Original Equipment Manufacturers or OEM's. In addition to marketing to end-users through manufacturer's representatives,
HydroFlo will sell directly to OEM's. The purpose of selling directly to OEM's, besides the obvious advantage of increased sales, is to distribute our product in significantly higher volumes as an integral component of an OEM's wastewater treatment system. OEM's targeted by HydroFlo include oxygen generator manufacturers, packaged wastewater treatment plant manufacturers, pump manufacturers, liquid and wastewater mixing equipment manufacturers, and lift station manufacturers. We have no existing contracts or commitments with OEM's at this time. However, should we obtain such contracts or commitments, our contracts with our representative groups specifically allow for HydroFlo to include its aeration equipment into OEM's processes as long as the HydroFlo components are not sold separately to end users.

Warranty and Insurance

We warrant our systems against defects in quality and our manufacturers will stand behind their work. We have not had returns since we have had few sales but the units we have placed for demonstrations and trials for more than 1 ½ years have not had problems that would constitute a warranty issue. We have a business owners insurance policy which includes $2,000,000 products /completed operations liability coverage.

Intellectual Property

US Patent # 6,284,138 "Method and arrangement for introduction of sewage pre-treatment upstream of sewage treatment facility" was issued to HydroFlo in
September, 2001.

HydroFlo filed for Trademark Protection for Logo and Service marks for the
HydroFlo logo with the wave and for the HydroFlo logo with the wave and the words HydroFlo, Inc. on August 10, 2002.

Research and Development

During our fiscal years end June 30, 2002 and June 30, 2003, respectively, we spent $15,658 and $5,988 on research and development.

We expect to spend $90,000 on research and development during fiscal year 2004 on the following, assuming funds are available:

o        Formal Certification of Standard Oxygen Transfer Efficiency - this certification will consist of engineering testing by a recognized independent professional in the water aeration industry.
o        Best Available Technology Certification - this certification will require trials being conducted by an independent testing agency for government agencies, such as the Environmental Protection Agency.
o        Design of ancillary equipment - process enhancements to our products in areas such as electrical control panels and unit housing.

We anticipate this research and development will be funded through internal cash flow. None of our research and development is sponsored by customers.

COMPETITION

The wastewater treatment industry is increasingly competitive with hundreds of competitors using various technologies. We expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and there are no assurances that we can keep pace with the intense competition in this market.

Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, many companies have expanded the size of their operations by acquiring other complimentary companies to form advantageous strategic alliances. We compete with other wastewater treatment firms. In addition, many of our competitors offer the less effective but similar services at less cost than us and have the financial resources to create more attractive pricing.

Our primary competitors are:

o        Vivendi Environment
o        U.S Filter
o        Davis Products Company
o        Aqua Aerobics Systems, Inc.

These competitors have the following advantages over the services that we now offer:

o        A larger sales force;
o        Greater brand recognition
o        Greater access to capital; and
o        A longer corporate history.

Because we do not offer an exclusive set of services and products, we will encounter difficulties in distinguishing our services and products from others.
The system we bring to market has not been introduced previously. Engineering professionals are generally cautious about recommending new products to the market if not familiar with them. We have therefore been installing trial units for proof of the validity of the technology.

HydroFlo PLUS Systems

The only mechanical competitors for the HydroFlo PLUS system are passive systems manufactured by Biocube and Calgon. Both of these systems rely on contaminated air being drawn through either activated Carbon or a biofilter for odor control and neither of these systems treat the cause of odors or corrosion, namely anerobic production of hydrogen sulfide. A typical capital cost for a large biocube system is on the order of $300 per standard cubic foot per minute.
Operating costs are similar to the HydroFlo Plus System.

Competition in the area of odor control through control of the bacteria that generate hydrogen sulfide include the following:

Bioxide - A highly nitrated product added to the wastewater in the wet well of lift stations. The purpose of the introduction of this compound is to control the odor at the lift station and in the pipeline transporting the wastewater to the treatment plant. This product is distributed and manufactured by Davis
Products, which is a subsidiary of U.S. Filter, a subsidiary of Vivendi
Environment. Vivendi is a large company dealing in many facets of the wastewater equipment business.

Disadvantages of using Bioxide include:

o        the costs to install a storage and metering system to inject Bioxide into the water,
o        the ongoing cost of the chemicals that need to be added on a consistent basis,
o        as more bioxide is used in a system than can be absorbed into the wastewater the remaining nitrates must be removed by the use of aeration in the lagoon at the treatment plant,
o        the use of bioxide does nothing to decrease corrosion in the pipeline system, and
o        inconsistent results from the use of Bioxide due to critical inconsistencies with the wastewater stream.

Competitive advantages for using the PLUS system from HydroFlo instead of
Bioxide are that:

o        the cost of the purchase and installation of the HydroFlo PLUS system is often not much more than the cost of the storage and metering equipment required for the Bioxide use,
o        no chemicals are required to be used for the success of the PLUS system and the cost of the system is usually less than one year's use of
         Bioxide chemicals,
o        the use or air or oxygen in the pipeline conditions the wastewater to an aerobic state  similar to that at the treatment plant, and
o        the elimination of toxic and corrosive hydrogen sulfide reduces the loading at the wastewater treatment facility and reduces corrosivity in the pipeline.

Odophos - An iron sulfate product added to the wastewater in the wet well of lift stations to control the odor at the lift station and in the pipeline transporting the wastewater to the treatment plant. This product is distributed and manufactured by a company named Davis Products, which is a subsidiary of
U.S. Filter, which is a subsidiary of Vivendi Environment. Disadvantages of using Odophos include:

o        the requirement to install a storage and metering system to inject
         Odophos into the water,
o        the ongoing cost of the chemicals that need to be added on a consistent basis,
o        as with any chemical usage there is a propensity to add an excess of chemicals, which require later removal, in order to avoid continuous adjustment at the lift station, and
o        the use of Odophos does little to decrease corrosion in the pipeline system

Competitive advantages for using the PLUS system from HydroFlo instead of
Odophos are that:

o        the cost of the purchase and installation of the HydroFlo PLUS system is often not much more than the cost of the storage and metering equipment required for the odophos use,
o        no chemicals are required to be used for the success of the PLUS system and the cost of the system is usually less than one year use of odophos chemicals,
o        the use of air or oxygen in the pipeline promotes the aerobic conditions similar to that found at the treatment plant, and
o        the use of air and oxygen in the pipeline system eliminates the hydrogen sulfide which is the cause of corrosivity in the pipeline.

HydroFlo ATS Systems

Main competitive products for this category of products include the following:

Veri-Cant Jet Aeration

The Veri-Cant Aeration System operates primarily by the induction of air and oxygen into a stream of pumped water. The system is effective at introducing large bubbles into the waste stream and providing kinetic mixing but the standard oxygen transfer efficiency is relatively low due to the size of the bubbles and the rise rate through the pool of wastewater.

These systems are manufactured and distributed by U.S. Filter, a subsidiary of
Vivendi Environment. Competitive advantages for the HydroFlo ATS System TM include HydroFlo's bubble size that is 1000-4000 times smaller giving a very high dissolution rate of oxygen to water. This means rise rates for bubbles generated by the HydroFlo ATS System TM are extremely slow giving extended time for the oxygen in the bubbles to come in contact with the water and higher standard oxygen transfer efficiencies. In addition, HydroFlo ATS Systems TM allow for the use of either ambient air or enhanced gases such as pure oxygen to effect a greater transfer rate of oxygen and the minimize the electrical and mechanical costs.

Membrane Diffusers

Membrane Diffusers are generally rubber or some other man-made porous disk or tube that is placed in the wastewater, connected to blowers, and high volumes of air are pumped into the pool of wastewater at relatively high pressures. Primary benefits are that the membrane diffusers allow for good mixing within the wastewater pool while providing marginal aeration. The aeration characteristics of membrane diffusers are superior to surface aerators in that the entire pool is mixed and aerated instead of just the top layer. The disadvantages of membrane diffusers are that the membranes plug and rupture. Once the membrane has ruptured, the air bubble size become very large with transfer efficiencies plummeting. Additional disadvantages with membrane diffusers include high heat gain from injecting compressed heated air into the pool, high electrical costs due to the use of inefficient high pressure blowers to get air into a pool with high hydrostatic head, decreased operating efficiencies due to air leaks at the connections of the air conveyance lines, high maintenance costs for the blowers, distribution system and electrical motors, and finally decreased efficiencies due to the fact that the entire basin is required to be taken out of service to replace a ruptured or fouled membrane.

Membrane diffusers are made and sold by large companies such as U. S. Filter and numerous small companies such as Aqua-Aerobics.

Competitive advantages for the HydroFlo ATS System TM include no porous membranes to plug or foul, bubble size is 1000-4000 times smaller giving a very high dissolution rate of oxygen to water, rise rates for bubbles generated by the HydroFlo ATS System TM are extremely slow giving extended time for the oxygen in the bubbles to come in contact with the water and higher standard oxygen transfer efficiencies. In addition, the HydroFlo ATS System TM allows for the use of either ambient air or enhanced gases such as purified oxygen streams to allow for greater oxygen transfer efficiencies and minimized electrical and mechanical costs.

Floating Mechanical Aerators

These systems are manufactured and distributed by a number of companies, one of the more prominent being Aqua-Aerobics Systems, Inc, a US company located in
Illinois. Aqua Aerobics provides many different types of wastewater treatment equipment including floating mechanical aerators. Floating aerator advantages include operator familiarity and the visual effect of large amounts of water being thrown into the air. The disadvantages of this technology is that its operating efficiencies are below the membrane diffusers, the potential for pool stratification is great - reducing the efficiency of treatment, the operating and maintenance costs are excessive.

Competitive advantages for the HydroFlo ATS System TM include no stratification of the pool, 1-10 Micron bubble size gives a very high dissolution rate of oxygen to water, rise rates for bubbles generated by the HydroFlo ATS System TM are extremely slow giving extended time for the oxygen in the bubbles to come in contact with the water and higher standard oxygen transfer efficiencies. The
HydroFlo ATS System TM allows for the use of either ambient air or enhanced gases such as purified oxygen streams to allow for greater oxygen transfer efficiencies and minimized electrical and mechanical costs as well as the fact that all maintainable parts are located on dry land and do not require a crane to remove, replace or maintain.

Employees

We currently have the following employees:

Full time:  5
Operations - 2
Management - 1
Sales - 2

Part time: None

RISK FACTORS

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. We do not have sufficient resources to operate beyond the end of the calendar year. You will be unable to determine whether we will be able to continue in business thereafter or ever become profitable.

As of September 1, 2003 we had $46,812 of cash on hand. As of September 1,
2003 we have remaining receivables due on known non-cancelable purchase orders and contracts in the amount of $108,168. We will expend approximately an additional $2,300 in cash for unpaid costs for parts we utilized in manufacturing these products and sales commissions payable on these orders and contracts.

Thus, on or before September 30, 2003, the latest date upon which we believe we will receive all payments due on these purchase orders and contracts, we anticipate receiving $105,868 in additional net cash from these purchase orders and contracts. This assumes all customers make full and timely payments according to revised payment agreements with these customers. We know of no reason why this will not occur. Accordingly, given our current cash position plus anticipated additional net cash revenues, we believe we will be able to satisfy our operating cash requirements through January 1, 2004.

Finally, if we do not generate any additional net revenues from new sales before
January 1, 2004, we will be unable to continue operations thereafter. If this were to occur, we would most likely have to find a buyer for our business or file for protection under bankruptcy laws. In such event we would cease our reporting obligations and not become a shell company to be used as a vehicle for a reverse acquisition. As of this date, however, we have taken no action with respect to either of these options. We currently have no purchase orders or contracts in place for new sales. We have no plan in place that will eliminate this risk.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss with no operating history and very limited revenues, an investor cannot determine if we will ever become profitable.

We have a limited operating history; because our planned growth is contingent upon receiving additional funding, you will be unable to evaluate whether our business will be successful.

Our business development is contingent upon raising debt or equity funding. We have no sources of funding identified. You must consider the risks, difficulties, delays and expenses frequently encountered by development stage companies in our business, which have little or no operating history, including whether we will be able to overcome the following challenges:

o        Our ability to generate sufficient cash flow or raise necessary capital to operate for the next 12 months or thereafter
o        Advertising and marketing costs that may exceed our current estimates
o        Unanticipated development expenses
o        Our ability to generate sufficient revenues to offset the substantial costs of operating our business

Because significant up-front expenses, including advertising, sales, and other expenses are required to develop our business, we anticipate that we will incur losses until revenues are sufficient to cover our operating costs. Future losses are likely before our operations become profitable. As a result of our lack of operating history, you will have no basis upon which to accurately forecast our:

o        Total assets, liabilities, and equity
o        Total revenues
o        Gross and operating margins
o        Labor costs

Accordingly, the proposed business plans described in this prospectus may not either materialize or prove successful and we may never be profitable. Also, you have no basis upon which to judge our ability to develop our business and you will be unable to forecast our future growth.

Because our wastewater treatment system has not been accepted as a recognized form of wastewater treatment, we face significant barriers to acceptance of our services.

Our business involves the use of aeration wastewater treatment equipment. The use of equipment such as ours is a relatively new form of wastewater treatment.
Traditionally, these services are provided through other treatment methodologies, such as chemicals or other aeration methods. Accordingly, we face significant barriers to overcome the consumer preferences of traditionally used treatment programs for the type of wastewater treatment products and services that we offer.

Independent sales representatives may not be successful in selling our wastewater treatment products and services, causing our revenues to be reduced.

We have written agreements with 17 and an oral arrangement with one additional independent sales representative companies that promote or advertise our products and services on our behalf. A sales representative company receives 10%
of a total sale when a customer purchases or signs a service agreement for our system, although we may pay a greater percentage based upon the facts and circumstances of a particular order. Several of our representatives sell competing aeration equipment but do not sell anything competing with the
HydroFlo PLUS system. These relationships can be terminated by either party at any time upon 30 days advance notice.

For the fiscal year-end June 30, 2003, our business has come from only four customers. If we fail to develop a wide customer base, our revenues will be reduced.

For the fiscal year-end June 30, 2003, the following were our only four customers, with sales in the following amounts:

o        Federal Emergency Management Agency:  $500
o        Valley Water Technologies:  $137,300
o        Kimberly Clark:  $7,000
o        Happy Cloud Ranch: $99,443

Except for our distributors Valley Water Technologies, who rented and ultimately sold a unit to ConAgra, we do not have any long-term contracts, commitments or arrangements with them. Except for our distributors Valley Water Technologies and Emory Wilson, none of these customers is affiliated with us. In addition, none of these customers is affiliated with our officers, directors or promoters.
As the Valley Water Technologies revenues represented rental income which will now cease with ConAgra's purchase of the rental units, the on-going revenue from
Valley Water Technologies related to these units will cease. Should these customers cease to rent, buy or use our products or services in the future, our revenues may significantly decline.

To date, most of the raw materials consisting of parts used in our manufacturing process of the products we sell has come from one supplier; if we are unable to continue to purchase our parts from this supplier, our revenues could be reduced.

Our main parts supplier for both systems, TriWeld, Inc., which is not affiliated with us, has accounted for 90% on a dollar value basis of the parts used by us in manufacturing our products to date. We do have a strategic alliance agreement with this supplier; however the agreement only obligates the supplier to use its best efforts to produce parts within times quoted after receiving a purchase order from us. Should this supplier cease to supply us parts in the future, our revenues may decline if we are unable to quickly locate alternative suppliers who do not charge us more for comparable parts.

Because we terminated our license agreement with Aquatex Group Industries S.A., we will not have their basin aeration technology and related equipment to sell, which could reduce future revenues.

On December 20, 2002, we terminated our license agreement with Aquatex Group
Industries S.A. to sell their basin aeration technology and related equipment.
Accordingly, we will not have their basin aeration technology and related equipment to sell, which could reduce future revenues.

Because we face intense competition from larger and better-established companies that have more resources than we do, we may be unable to develop our business plan or increase our revenues.

The market for our wastewater treatment products and services is intensely competitive and highly fragmented. Many of these competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. New competitors may emerge and rapidly acquire significant market share. In addition, new technologies likely will increase the competitive pressures we face. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, our competitors may be able to limit or curtail our ability to compete successfully.

Mr. Dennis Mast, our CEO, can exert control over matters requiring stockholder approval.

Mr. Dennis Mast, our CEO beneficially owns approximately 85.6% of our outstanding common stock. He will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of Mr. Mast.

Our management decisions are made by our CEO Dennis Mast and president Tom
Barbee; if we lose their services, our revenues may be reduced.

The success of our business is dependent upon the expertise of our CEO Dennis
Mast and president Tom Barbee. Because they are currently essential to our operations, you must rely on their management decisions. We have not obtained any key man life insurance relating to our them. If we lose their services, we may not be able to hire and retain another CEO or president with comparable experience. Mr. Mast's services are provided under an agreement with his affiliate, Free Harbor, LLC. Mr. Barbee has a written memorandum of employment with us. Both agreements are terminable at will by either party without notice.
As a result, the loss of services of CEO Dennis Mast and president Tom Barbee could reduce our revenues.

Sales of our common stock under Rule 144 could reduce the price of our stock.

As of June 30, 2003, there are 2,311,050 shares of our common stock held by non-affiliates and 13,500,000 Shares of our common stock held by affiliates that
Rule 144 of the Securities Act of 1933 defines as restricted securities. No shares have been sold pursuant to Rule 144 of the Securities Act of 1933. As of
November 3, 2003, all shares held by affiliates will be eligible for resale under 144. In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed 1% of the then outstanding shares of our common stock. Trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale. As a result of the provisions of Rule 144,
1,702,550 of the restricted securities held by non-affiliates and all 13,500,000 of the restricted securities held by affiliates are available for sale in a public market as of September 1, 2003 and the remaining 608,500 restricted securities held by non affiliates will become available for sale in a public market no later than November 3, 2003. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

We are authorized to issue preferred stock which, if issued, may reduce the market price of the common stock.

Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, if issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up.
Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

Certain North Carolina corporation law provisions could prevent a potential takeover of us that could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of North Carolina. Certain provisions of North
Carolina corporation law could adversely affect the market price of our common stock. Because North Carolina corporation law requires board approval of a transaction involving a change in our control; it would be more difficult for someone to acquire control of us. North Carolina corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors. Neither our articles nor our by-laws contain any similar provisions.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 3721 Junction Blvd., Raleigh, NC 27603. Our telephone number is 919-772-9925.

Office space of 1,600 square feet is rented for $1,454 per month from Gary and
Theresa Schlotterer. We are now on a month-to-month lease. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure.
We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during our fiscal year ending June 30, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our stock became quoted on the over the counter bulletin board under the symbol
"HYRF" on June 9, 2003. There were no trades in the quarter ended June 30, 2003.

Options, Warrants, Convertible Securities

Options

We granted options to purchase shares of common stock in conjunction with an employment agreement with Mr. Barbee entered into during fiscal 2001. The options vest over one year from the date of each grant and expire five years after the grant date. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $1.82 and $1.77 per share for options granted during fiscal 2003 and 2002, respectively. The weighted average remaining contractual lives of granted options are approximately 4 years. The summary of stock option activity is shown below:

o        Options granted during fiscal 2003 - 337,500 @ $0.22
o        Outstanding at June 30, 2003 - 1,012,500  @ $0.22
o        Options exercisable at June 30, 2003 - 675,000

o        Options granted during fiscal 2002 - 337,500 @ $0.22
o        Outstanding at June 30, 2002 - 675,000 @ $0.22
o        Options exercisable at June 30, 2002 - 337,500 @ $0.22

None of these options has been exercised.

Common Stock Warrants

Since inception, warrants to purchase 1,012,500 shares of common stock have been granted to non-management stockholders. The warrants are exercisable at $.22 per share for a five-year period beginning upon full satisfaction of the shareholders' stock subscriptions. Of these warrants, 506,250 were cancelled due to cancellation of a stock subscription agreement in fiscal year 2002. As of
June 30, 2003, no warrants have been exercised although all remaining warrants are now exercisable.

Holders

As of June 30, 2003, there were 15,811,050 shares of common stock issued and outstanding held by 57 shareholders of record.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the board of directors deems relevant. We are not limited in our ability to pay dividends on our securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects,"
"anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

o        Our ability to maintain, attract and integrate internal management, technical information and management information systems;
o        Our ability to generate customer demand for our services;
o        The intensity of competition; and
o        General economic conditions.

All written and oral forward-looking statements made in connection with this
Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

HydroFlo, Inc. is a development stage enterprise, incorporated in North Carolina on December 30, 1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water. Since inception, we have focused primarily on developing and patenting this new technology for the sewage treatment industry. During the current year, we continue to focus on marketing and selling our technology and related products and services to this industry.

Our aggregate sales for fiscal year 2003 total $244,243, versus revenues of
$5,001 for the previous year. Our revenues consisted of the rental and sale of two units to a major food processing company in the Pacific Northwest, the paid trial of our system on-site at a paper-processing mill in Wisconsin, and the paid trial of our system on-site at a FEMA facility in Virginia, and the purchase of an aeration system for an aquaculture application in Southern
California. In fiscal year 2003, we generated a negative operating cash flow of
$547,798 and had a net working capital surplus of $187,230 at June 30, 2003.

Critical Accounting Policies and New Accounting Pronouncements

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

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the
Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its financial statements.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting
Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after
June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe FIN 46 will have a material effect on its financial statements.

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on
EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20,
Accounting Changes. The Company has not determined the effect of adoption of
EITF 00-21 on its financial statements or the method of adoption it will use.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure." The statement is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends certain provisions of
SFAS No. 123, "Accounting for Stock-Based Compensation." Specifically, SFAS No.
148 states that companies adopting SFAS No. 123 should account for this change on a prospective basis. SFAS No. 148 requires companies that adopt SFAS No. 123 to do so on a retroactive basis. The Company does not believe that this statement will have any impact on them as they have not adopted, nor do they plan to adopt, the fair value-based method of accounting for employee stock compensation prescribed by SFAS No. 123.

At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note G to the financial statements. The Company accounts for that plan under the recognition and measurement principles of APB
Opinion No. 25, "Accounting for Stock Issued to Employees,"and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                              2003          2002
                                        -------------- ---------------
Net loss, as reported                      $1,153,876        $924,504
Increased compensation expense                 11,646          25,269
Pro forma net loss                         $1,165,522        $949,773
                                        ============== ===============
Pro forma loss per share                        $0.07           $0.06
                                        ============== ===============

Because the SFAS No. 123 method of accounting has not been applied to options granted, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Company used the Black-Scholes Option
Pricing Model to estimate the fair value of stock options granted in fiscal 2003 and 2002 with the following assumptions:

                                                            2003      2002
                                                           -------  -------
Expected dividend yield                                     0.00%     0.00%
Risk-free interest rates                                    2.76%     6.05%
                                                           =======  =======
Results of Operations - FY2003 vs. FY2002

Employee compensation increased by $301,683 or 49.8% to $907,755 for the period ended June 30, 2003 from $606,072 for the period ended June 30, 2002. This increase was caused by the hiring of additional personnel, and the issuance of stock options to Mr. Barbee during 2003 with an exercise price below the market value of the underlying common stock.

Management fees (related-party) increased by $2,000 or 3.8% to $55,200 for the period ended June 30, 2003 compared to $53,200 for the period ended June 30,
2002.

Research and development costs decreased by $9,670 or 61.8% to $5,988 for the period ended June 30, 2003 from $15,658 for the period ended June 30, 2002. This decrease was the result of a shift in management focus to sales and marketing rather than research and development of products.

Consulting costs decreased by $31,394 to $0 for the period ended June 30, 2003 from $31,394 for the period ended June 30, 2002. This decrease was due to not using an employment consultant to assist in finding personnel for hiring.

License Fees decreased by $7,500 or 37.5 % to $12,500 for the period ended June
30, 2003 from $20,000 for the period ended June 30, 2002. This decrease was due to the termination of the licensing agreement for the aeration basin technology.

Rent costs increased by $7,286 or 63.9% to $18,684 for the period ended June 30,
2003 from $11,398 for the period ended June 30, 2002. This increase was caused by the expansion of office space due to increased personnel.

Marketing costs decreased by $1,694 or 8.0% to $19,483 for the period ended June
30, 2003 from $21,177 for the period ended June 30, 2002. This was caused by a decrease in trade show expenses.

Contributions decreased by $9,000 or 45.5% to $10,800 for the period ended June
30, 2003 compared to $19,800 for the period ended June 30, 2002. Contributions have been halted until profitability is achieved.

General and administrative costs increased by $185,664 or 126.8% to $332,114 for the period ended June 30, 2003 from $146,450 for the period ended June 30, 2002.
This increase was primarily caused by offering expenses as well as our providing increased sales and marketing support, commissions paid for sales generated, literature and training to our representatives.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2003, we had a net loss of $1,153,876, a net working capital surplus of $187,230, and a net shareholder's equity of $148,136.
Net cash used in operating activities for the period from July 1, 2002 to June
30, 2003 was $547,798, and an additional $66,005 was used in acquiring additional property and equipment and for patent related costs. The cash used in operations was primarily due to officers' compensation, management fees and other costs associated with generating sales and revenue for the company.

As of September 1, 2003 we had $46,812 of cash on hand. As of September 1,
2003 we have remaining receivables due on known non-cancelable purchase orders and contracts in the amount of $108,168. We will expend approximately an additional $2,300 in cash for unpaid costs for parts we utilized in manufacturing these products and sales commissions payable on these orders and contracts.

Thus, on or before September 30, 2003, the latest date upon which we believe we will receive all payments due on these purchase orders and contracts, we anticipate receiving $105,868 in additional net cash from these purchase orders and contracts. This assumes all customers make full and timely payments according to revised payment agreements with these customers. We know of no reason why this will not occur. Accordingly, given our current cash position plus anticipated additional net cash revenues, we believe we will be able to satisfy our operating cash requirements through January 1, 2004.

Finally, if we do not generate any additional net revenues from new sales before
January 1, 2004, we will be unable to continue operations thereafter. If this were to occur, we would most likely have to find a buyer for our business or file for protection under bankruptcy laws. In such event we would cease our reporting obligations and not become a shell company to be used as a vehicle for a reverse acquisition. As of this date, however, we have taken no action with respect to either of these options. We currently have no purchase orders or contracts in place for new sales. We have no plan in place that will eliminate this risk. Cash at June 30, 2003 amounted to $131,373, an increase of $72,497 since June 30, 2002.

ITEM 7. FINANCIAL STATEMENTS

HydroFlo, Inc.
Table of Contents

Report of Independent Certified Public Accountants............................27

Financial Statements:

Notes to Financial Statements..............................................32-38

Report of Independent Certified Public Accountants

To the Shareholders of HydroFlo, Inc.:

We have audited the accompanying balance sheets of HydroFlo, Inc. (a North
Carolina corporation) as of June 30, 2003 and 2002, and the related statements of operations, changes in shareholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HydroFlo, Inc. as of June 30,
2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note A, the Company incurred a net loss of $1,153,876 and had negative cash flow from operations of
$547,798 during the fiscal year ended June 30, 2003. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Raleigh, North Carolina
July 31, 2003

HydroFlo, Inc.

Balance Sheets - June 30, 2003 and 2002

                                Assets                 2003           2002
                                                   ------------  ------------
Current assets:
    Cash                                           $  131,373      $  58,876
    Accounts receivable                                24,443          5,000
    Inventory                                          32,045         36,740
    Prepaid expenses                                   76,995            490
                                                  -------------  ------------
             Total current assets                     264,856        101,106
Property and equipment:
    Office furniture and equipment                     24,914         20,288
    Testing equipment                                  85,700         30,639
    Display equipment                                   6,318              0
        Less - Accumulated depreciation               (23,138)        (8,525)
                                                  -------------  ------------
              Total property and equipment             93,794         42,402
                                                  -------------  ------------
Patent costs, net                                      36,358         36,918
                                                  -------------  ------------
Deposits                                                  754            754
                                                  -------------  ------------
                                                   $  395,762     $  181,180
                                                  =============  ============

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses              75,877         42,584
    Accounts payable and accrued expenses -
       related parties (Note D)                         1,749        115,300
                                                  -------------  ------------
               Total current liabilities               77,626        157,884
                                                  -------------  ------------
Long term liabilities:
    Note payable - related party (Note D)             170,000              0
                                                  -------------  ------------
               Total long term liabilities            170,000              0
                                                  -------------  ------------
Commitments and contingencies (Notes C, D and I)
Shareholders' equity:
    Common stock, $0.01 par value, authorized
        20,000,000 shares, issued and outstanding
        15,811,050 shares as of June 30, 2003, and
        15,538,050 shares as of June 30, 2002         158,111        155,381
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, issued and no outstanding         0              0
    Additional paid-in-capital                      2,330,471      1,176,035
    Stock subscriptions receivable                     (6,959)      (147,259)
    Stock purchase warrants                           147,834        147,834
    Deferred compensation                             (50,062)       (31,312)
    Accumulated deficit                            (2,431,259)    (1,277,383)
                                                  -------------  ------------
                Total shareholders' equity            148,136         23,296
                                                  -------------  ------------
                                                  $   395,762     $  181,180
                                                  -------------  ------------

The accompanying notes are an integral part of these financial statements.

HydroFlo, Inc.

Statements of Operations
For the Years Ended June 30, 2003 and 2002

                                                         2003           2002
                                                     ------------- -------------
Revenues                                              $  244,243       $  5,001
Cost of goods sold                                        40,620          5,086
Gross margin                                             203,623            (85)
                                                     ------------- -------------
Expenses:
    Officers' compensation                               907,755        606,072
    Management fee                                        55,200         53,200
    Research and development                               5,988         15,658
    Consulting                                                 0         31,394
    License fee                                           12,500         20,000
    Rent                                                  18,684         11,398
    Marketing                                             19,483         21,177
    Contribution                                          10,800         19,800
    General and administrative                           332,114        146,450
                      Operating expenses               1,362,524        925,149
                                                     ------------- -------------
Operating loss                                        (1,158,901)      (925,234)
Interest income                                            5,025            730
Net loss                                             $(1,153,876)     $(924,504)
                                                     ============= =============
Weighted average shares outstanding                   15,740,316     16,222,518
Basic and diluted loss per share                          $(0.07)        $(0.06)
                                                     ------------- -------------

The accompanying notes are an integral part of these financial statements.

HydroFlo, Inc.

Statements of Changes in Shareholders' (Deficit) Equity
For the Years Ended June 30, 2003 and 2002

                                                               Additional    Stock       Stock
                                              Common Stock      Paid in   Subscriptions  Purchase   Deferred  Accumulated
                                           Shares     Amount    Capital     Receivable   Warrants Compensation  Deficit     Total
                                       ------------  --------- ----------- -----------  ---------- ---------- ----------- ----------
Balance, June 30, 2001                  16,406,400   $109,376   $571,657    $(642,808)   $295,667    $(3,125)  $(352,879)  $(22,112)
    Common stock issued                    416,250      2,775    552,225            0           0          0           0    555,000
    Stock subscription receipts                  0          0          0       67,349           0          0           0     67,349
    Stock subscription cancellations    (1,284,600)    (8,564)  (419,636)     428,200           0          0           0          0
    Stock options granted                        0          0    375,750            0           0   (375,750)          0          0
    Stock options vested                         0          0          0            0           0    347,563           0    347,563
    Stock purchase warrants cancelled            0          0    147,833            0    (147,833)         0           0          0
    Stock split                                  0     51,794    (51,794)           0           0          0           0          0
    Net loss                                     0          0          0            0           0          0    (924,504)  (924,504)
Balance, June 30, 2002                  15,538,050    155,381  1,176,035     (147,259)    147,834    (31,312) (1,277,383)    23,296
                                       ------------  --------- ----------- -----------  ---------- ----------  ---------- ----------
    Common stock issued                    273,000      2,730    543,270            0           0          0           0    546,000
    Stock subscription receipts                  0          0          0      140,300           0          0           0    140,300
    Stock options granted                        0          0    600,750            0           0   (600,750)          0          0
    Stock options vested                         0          0          0            0           0    582,000           0    582,000
    Common stock to be issued for
        service provided                         0          0     10,416            0           0          0           0     10,416
    Net loss                                     0          0          0            0           0          0  (1,153,876)(1,153,876)
Balance, June 30, 2003                 ------------  --------- ----------- -----------  ---------- ----------  ---------- ----------
                                        15,811,050   $158,111 $2,330,471      $(6,959)   $147,834   $(50,062) $(2,431,259) $148,136
                                       ------------  --------- ----------- -----------  ---------- ----------  ---------- ----------

The accompanying notes are an integral part of these financial statements.

HydroFlo, Inc.

Statements of Cash Flows
For the Years Ended June 30, 2003 and 2002

                                                                            2003           2002
                                                                        -------------   -------------
Cash flows from operating activities:
    Net loss                                                             $(1,153,876)     $(924,504)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                       14,613          5,975
           Amortization of patent costs                                          560            466
           Deferred compensation amortization                                582,000        347,563
           Common stock to be issued for services provided                    10,416              0
           Increase in accounts receivable                                   (19,443)        (5,000)
           Decrease (increase) in inventory, net                               4,695        (21,564)
           Increase in prepaid expenses                                      (76,505)          (280)
           (Decrease) increase in accounts payable and accrued               (80,258)        89,196
               expenses
           Increase in note payable                                          170,000              0
                      Net cash used in operating activities                 (547,798)      (508,148)
                                                                        -------------   -------------
Cash flows from investing activities:
    Purchase of property and equipment                                       (66,005)       (39,410)
    Payments to acquire patents                                                    0        (27,137)
                      Net cash used in investing activities                  (66,005)       (66,547)
                                                                        -------------   -------------
Cash flows from financing activities:
    Issuance of common stock                                                 546,000        555,000
    Stock subscription receipts                                              140,300         67,349
                      Net cash provided by financing activities              686,300        622,349
                                                                        -------------   -------------
Net increase in cash                                                          72,497         47,654
Cash, beginning of year                                                       58,876         11,222
Cash, end of year                                                         $  131,373     $   58,876
                                                                        -------------   -------------

The accompanying notes are an integral part of these financial statements.

Note A - Summary of Significant Accounting Policies

Organization and Liquidity

HydroFlo, Inc. (the Company) was incorporated in North Carolina on December 8,
1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water.

From inception to June 30, 2002, the Company focused primarily on developing and patenting this new technology for the sewage treatment industry. Beginning July
1, 2002, the Company emerged from the development stage and focused on marketing and selling their technology to this industry.

The Company has recognized net losses and negative operating cash flow since its inception. For the year ended June 30, 2003, the Company had a net loss of
$1,153,876 and at year-end had a net shareholder's equity of $148,136. Cash used in operations during fiscal 2003 totaled $547,798 and an additional $66,005 was used in acquiring additional property and equipment and for patent related costs. The Company has funded its initial operations through the sale of common stock, primarily to related parties. Until such time that the Company can generate sustained profitable operations, the Company will require additional funding to further develop, market and distribute its products.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with maturities of three months or less to be cash equivalents.

Inventory

Inventory, consisting primarily of production units available for sale, is stated at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. The Company's equipment and furniture are depreciated using the straight-line method for financial reporting purposes over five and seven year lives, respectively. Expenditures for maintenance and repairs are charged directly to expense.

Patent Costs

Patent costs consist of expenditures  incurred for various patent  applications.
These costs are amortized over the life of the patent. On September 4, 2001, the first patent was issued to the Company.  The Company  recorded  $560 and $466 of amortization  expense  during the  fiscal  years  ended June 30,  2003 and 2002, respectively.

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

Research and Development Costs

The Company expenses research and development costs as incurred.

Advertising Expense

The Company expenses advertising costs as incurred. Marketing expenses in the accompanying statements of operations consist primarily of advertising expenses.

Earnings Per Share

In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from options granted had been issued. The effect of options and warrants outstanding were not included in the computation of diluted earnings per share because the effect on net loss per share would have been antidilutive.

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

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences of existing differences between the financial reporting and income tax reporting basis of assets and liabilities, and of net operating loss carryforwards for income tax purposes.

New Accounting Pronouncements

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the
Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company does not anticipate FIN 45 will have a material effect on its financial statements.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting
Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after
June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe FIN 46 will have a material effect on its financial statements.

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on
EITF 00-21, "Revenue Arrangements with Multiple Deliverables."The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting.
EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting
Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure. "The statement is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends certain provisions of
SFAS No. 123, "Accounting for Stock-Based Compensation." Specifically, SFAS No.
148 states that companies adopting SFAS No. 123 should account for this change on a prospective basis. SFAS No. 148 requires companies that adopt SFAS No. 123 to do so on a retroactive basis. The Company does not believe that this statement will have any impact on them as they have not adopted, nor do they plan to adopt, the fair value-based method of accounting for employee stock compensation prescribed by SFAS No. 123.

At June 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note G. The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                           2003           2002
                                       -------------  -------------
Net loss, as reported                  $1,153,876       $924,504
Increased compensation expense             11,646         25,269
Pro forma net loss                     $1,165,522       $949,773
                                       =============  =============
Pro forma loss per share                    $0.07          $0.06
                                       =============  =============

Because the SFAS No. 123 method of accounting has not been applied to options granted, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Company used the Black-Scholes Option
Pricing Model to estimate the fair value of stock options granted in fiscal 2003 and 2002 with the following assumptions:

                                                2003      2002
                                               ------    ------
Expected dividend yield                         0.00%     0.00%
Risk-free interest rates                        2.76%     6.05%
                                               ======    ====

Note B - Royalty Agreement

On April 1, 2000, the Company entered into a five-year licensing agreement with a supplier for the right to manufacture and sell the supplier's technology. The
Company canceled this agreement in December 2002. A balance of $22,500 is included in accounts payable and accrued expenses at June 30, 2003 under the terms of this agreement. Royalty expense under the licensing agreement was
$12,500 and $20,000 for the years ended June 30, 2003 and 2002, respectively.

Note C - Lease Commitments

The Company has a lease for office facilities in Raleigh, North Carolina, with one month remaining under a non-cancelable agreement. Minimum payments under noncancelable operating leases are $1,454 for the year ending June 30, 2004.
Lease expense under noncancelable operating facility leases was $17,448 and
$11,398 for the fiscal years ended June 30, 2003, and June 30, 2002, respectively. Subsequent to yearend, the Company's facility lease expired and the Company is now on month-to-month lease terms.

Note D - Related-party Transactions

Effective December 30, 1999, 13,500,000 shares of the Company's common stock were acquired by Capital Access, Inc. in exchange for a stock subscription of
$30,000. The subscription balance at June 30, 2003 and 2002 was $6,959. A director of the Company is a significant stockholder of Capital Access.

At June 30, 2003, and June 30, 2002, the Company had amounts payable of $170,500 and $115,300, respectively, due to Free Harbor LLC for management services. A director of the Company is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $55,200 and $53,200, respectively, for the years ended June 30, 2003 and 2002. As of June 30, 2003, $170,000 of the
payable balance due has been transferred to a non-interest bearing note payable with payments of $5,000 per month beginning October 1, 2004, and continuing until paid in full. Future management fees are not payable by the Company until profitability is reached on a cash basis by the Company.

At June 30, 2003, the Company also had an accounts payable balance of $1,249, due to a director of the Company for expenses incurred by that director.

Note E - Shareholders' Equity

The Company announced a three-for-two stock split effective July 8, 2002, with the issuance of 5,179,344 shares of common stock and the transfer of $51,794 from additional paid-in capital to the common stock account. All share amounts in the accompanying financial statements reflect the stock split.

The Company has entered into stock subscriptions on several of their funding commitments whereby the Company issues stock in exchange for the investors'
promise to fund their aggregate purchase price of the stock over a period of two years without interest. As of June 30, 2003 and 2002, the subscriptions totaled
$6,959 and $147,259, respectively. The Company had stock subscription receipts of $140,300 and $67,349 during fiscal 2003 and 2002, respectively, and cancelled stock subscriptions of $428,200 during fiscal 2002.

The Company has entered into an agreement with its external legal counsel, whereby said legal counsel provides certain legal services over a two-year period beginning once the Company became a public reporting issuer in exchange for 125,000 shares of the Company's common stock. The shares are to be granted pro-rata over those two years and recorded as expense, valued at the fair value of the shares on the issuance date. As of June 30, 2003, the Company has recorded $10,416 of expenses, included in general and administrative in the accompanying statement of operations, for stock that is to be issued to the legal counsel. As the stock had not been issued prior to June 30, 2003, the
Company recorded the $10,416 as Additional Paid In Capital in the accompanying balance sheet.

The Company entered into an agreement with an unrelated party during June 2003 whereby that party would assist the Company in re-writing and editing the
Company's business plan during the period from July 2003 to December 2003. In exchange for these services, the Company issued 37,500 shares of its common stock to the unrelated party in June 2003. Such amounts have been recorded as prepaid expenses in the accompanying balance sheet.

Note F - Common Stock Warrants

As an incentive to purchase the Company's stock, certain shareholders have been granted stock purchase warrants. Since inception, warrants to purchase 1,012,500 shares have been granted. The warrants are exercisable at $.22 per share for a five-year period beginning upon full satisfaction of the shareholders' stock subscriptions. Due to the cancellation of some stock subscriptions during fiscal
2002, 506,250 of these stock purchase warrants were also cancelled. The Company has allocated the total amount received from the shareholders to common stock and stock purchase warrants based on the relative fair values of each component.
The Company has reserved these shares for issuance. As of June 30, 2003, no warrants have been exercised although all outstanding warrants are exercisable.

                                                                  Weighted
                                                                  Average
                                                  Warrants        Exercise
                                                 Outstanding       Price
                                                ------------    ------------
Outstanding at July 1, 2001                      1,012,500            0.22
                                                ============
Warrants granted during fiscal 2002                      0            0.22
Warrants cancelled during fiscal 2002             (506,250)           0.22
                                                ------------
Outstanding at June 30, 2002 and 2003              506,250            0.22
                                                ============
Warrants exercisable at June 30, 2003              506,250            0.22
                                                ------------    ------------

Note G - Common Stock Options

The Company has granted options to purchase shares of common stock in conjunction with an employment agreement entered into during fiscal 2001. The options vest one year from the date of each grant. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $1.82 and $1.77 per share for options granted during fiscal 2003 and 2002, respectively. The weighted average remaining contractual lives of granted options are approximately 4 years. The summary of stock option activity is shown below:

                                                                Weighted
                                                                 Average
                                                Options         Exercise
                                              Outstanding         Price
                                              ------------    ------------
Outstanding at July 1, 2001                       337,500         $0.22
Options granted during fiscal 2002                337,500          0.22
                                              ------------
Outstanding at June 30, 2002                      675,000          0.22
Options granted during fiscal 2003                337,500          0.22
                                              ------------
Outstanding at June 30, 2003                    1,012,500          0.22
                                              ============
Options exercisable at June 30, 2002              675,000          0.22
                                              ------------    ------------
Note H - Income Taxes

A deferred income tax asset arises for the amount of income tax benefits available in future periods from the income tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the amount of income tax benefits or liabilities from the assumed effect of temporary differences. A valuation allowance is established to adjust the deferred income tax asset to its estimated net realizable value. The following table reflects the deferred income tax asset and its related valuation allowance and deferred income tax liabilities as of June 30, 2003 and 2002:

                                                                                        2003         2002
                                                                                     -----------  ----------
Deferred income tax assets related to net operating loss carryforwards for
    income tax reporting purposes                                                     $474,335     $332,101
Deferred income tax assets related to stock options                                    371,598      147,237
Deferred income tax assets related to other temporary differences                       94,559       12,723
Deferred income tax liability related to book and tax depreciation differences          (5,489)      (1,487)
Less - Valuation allowance                                                            (935,003)    (490,574)
Net deferred income tax asset                                                        -----------  -----------
                                                                                      $      0     $      0
                                                                                     ===========  ===========

As of June 30, 2003, the Company has available approximately $1,230,000 of federal and state net operating loss carryforwards. The carryforwards will expire periodically beginning in 2015. The criteria for recording a deferred income tax asset is whether the asset "more likely than not" will be realized.
Due to the uncertainty about the Company's ability to generate future taxable income, a valuation allowance as of June 30, 2003 and 2002, has been recorded to offset the full amount of the Company's net deferred income tax assets.

Note I - Customer Concentrations

One customer comprised 100% of the accounts receivable balance at June 30, 2003 and 40.7% of revenues for the year then ended. Another customer made up approximately 56.2% of revenues for the year ended June 30, 2003. A third customer accounted for 80.0% of the accounts receivable balance at June 30, 2002 and 80.0% of revenues for the year then ended. A fourth customer accounted for
20.0% of the accounts receivable balance at June 30, 2002 and 20.0% of revenues for the year then ended.

Note J - Commitments and Contingencies

In connection with the management agreement with Free Harbor LLC (discussed in
Note D), the Company has agreed to pay Free Harbor LLC 10% of pretax profits as long as the management agreement is in effect. Additionally, in connection with one employment agreement, the Company has agreed to pay that employee 5% of pretax profits so long as he remains an employee of the Company.

Note K - Subsequent Event

On July 8, 2003, the Company entered into an agreement with an advisor to the
Board of Directors whereby they will obtain services during the period from July
2003 to June 2005 from that advisor in exchange for 40,000 shares of the
Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None--Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of three years, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

----------------------------------- ---------- ---------------------------------
Name                                Age        Position
----------------------------------- ---------- ---------------------------------
Dennis L. Mast                      43         Chairman / CEO
----------------------------------- ---------- ---------------------------------
Thomas F. Barbee                    53         Director / President
----------------------------------- ---------- ---------------------------------

Mr. Dennis Mast, Chairman and Chief Executive Officer, founded the company in
December 1999. From 1998 to date, he has been the principal of Capital Access, a leasing company. From 1999 to date, he has been the principal of Free Harbor
LLC, a management company. From April 1998 to December 1999, Mr. Mast developed the technology and completed the patent applications for the technology and processes now being marketed by us. From October 1997 through March 1998, Mr.
Mast served as the Administrative Manager of a sub-grade utility construction company Pollution Technology, Inc. whose parent company had filed for bankruptcy and completed the close out of the company. From May 1988 through January 1997,
Mr. Mast served as the President and Chief Executive Officer of an environmental engineering company Environmental Aspecs, Inc. involved in the cleanup of hazardous wastes. After his departure from his position at Environmental Aspecs,
Inc. in January 1997, the company filed for Chapter 11 reorganization in 1998.
He was not a participant in the filing. Related civil litigation with a lending institution was resolved without the finding of any liability on the part of Mr.
Mast. In 1997, Mr. Mast was granted certifications from the North Carolina
Licensing Board for General Contractors for "Highway Construction" and "Public
Utility - Water & Sewer Construction".

Mr. Thomas F. Barbee, President, joined HydroFlo, Inc in August 2000 and became a Director in July 2002. From October 1998 to June 2000, Mr. Barbee was a Senior
Vice President for Brownfields Redevelopment International, LLC, a property development company. From May 1996 to July 1998, Mr. Barbee held the position of
Regional Business Development Manager at TRC Environmental, Inc., an
environmental consulting company. Prior to joining TRC, Mr. Barbee held senior, officer level positions with Ecoflo, Inc., an environmental clean-up company,
YWC Southeast, Inc., an environmental consulting and engineering company, and
Handex Environmental Services, an environmental remediation company. Mr. Barbee has also held senior level technical positions with Parsons/Engineering Science,
Inc., and environmental engineering firm, and received a Bachelor of Science
Degree from Guilford College in 1971.

Mr. W. Keith Webb resigned as a director in April 2003, orally indicating to us that time conflicts with his existing business prevented him from devoting the time necessary to remain one of our directors.

Directors serve for a three-year term. Our bylaws currently provide for a board of directors comprised of a minimum of three directors. We are currently searching for a new director to replace Mr. Webb.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

Except as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10%
of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on
Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of
Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, we believe that for the fiscal year ended June 30, 2003, beneficial owners complied with Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended June 30, 2002 and 2003 respectively by our Chief Executive Officer and President.

----------------------------------- ----------------- ------------ ----------------- ---------------------
Name                                Position          Year         Salary            Dollar Value of
                                                                                     Stock-Based
                                                                                     Compensation
----------------------------------- ----------------- ------------ ----------------- ---------------------
Dennis Mast (1)                     CEO               2002         $53,200
----------------------------------- ----------------- ------------ ----------------- ---------------------
                                                      2003         $55,200
----------------------------------- ----------------- ------------ ----------------- ---------------------
Thomas Barbee (2)                   President         2002         $100,000          $347,560
----------------------------------- ----------------- ------------ ----------------- ---------------------
                                                      2003         $100,000          $582,000
----------------------------------- ----------------- ------------ ----------------- ---------------------

(1) Mr. Mast's services are provided under an agreement with his affiliate, Free
Harbor, LLC. These amounts have not yet been paid. These numbers reflect that in
June 2002, the management fee was reduced to $2,600 due to some time off and that for the other 11 months of fiscal year 2002 and fiscal year 2003, the management fee was $4,600 per month.

(2) Mr. Barbee has a written memorandum of employment with us.

The value of Mr. Barbee's stock-based compensation, as described more fully below, totaled $347,560 and $582,000 during fiscal years 2002 and 2003, respectively. Such amounts were estimated in the stock option pricing models at each grant date.

Both agreements are terminable at will by either party without notice.

No other annual compensation, including a bonus or other form of compensation;
and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to
Mr. Mast during these periods.

Compensation Agreements

At June 30, 2003, and June 30, 2002, the Company had amounts payable of $170,500 and $115,300, respectively, due to Free Harbor LLC for management services. Mr.
Mast is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $55,200 and $53,200, respectively, for the years ended
June 30, 2003 and 2002. As of June 30, 2003, $170,000 of the payable balance due has been transferred to a non-interest bearing note payable with payments of
$5,000 per month beginning October 1, 2004, and continuing until paid in full.
Future management fees are not payable by the Company until profitability is reached on a cash basis by the Company.

We initially agreed to pay Mr. Barbee $86,000 per year for a four day work week prior to 2001, increased by amendment to $100,000 per year for a five day work week commencing in 2001. Stock options granted to him under terms of his employment memorandum amount to 337,500 shares per year for 6 years beginning
August 2000, exercisable annually beginning August 2001 and expiring 6 years after each annual grant at a price of $0.22 per share. Upon profitability after deduction for all business expenses, depreciation and amortization, Barbee is entitled to a bonus of up to 5% of our pre-tax profits after deduction for all business expenses, depreciation and amortization annually so long as he remains an employee of HydroFlo. So long as he remains an employee of HydroFlo, we have agreed to grant him 337,500 options to purchase shares of common stock at $0.22 per share annually in August through 2006.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

      -------------------------------------- --------------------------- --------------
      Name and Address                       Number of Shares of         Percentage
                                             Common Stock
      -------------------------------------- --------------------------- --------------
      Dennis L. Mast                         13,500,000                  85.4
      4418 Penrose Valley Circle
      Cary, NC 27511(1)
      -------------------------------------- --------------------------- --------------
      Milford S. Mast (2)                     1,312,500                   8.3
      466 N. Manor Road
      Elverson, PA  19520
      -------------------------------------- --------------------------- --------------
      All directors and named executive      13,500,000                  85.4
      officers as a group
      (2 persons)
      -------------------------------------- --------------------------- --------------

     (1)  Shares owned by Capital Access, of which Mr. Dennis Mast is the principal.
     (2)  Includes shares owned by Regional Marketing Co., of which Milford
          Mast, father of Dennis Mast, is the principal.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
15,811,050 shares of common stock outstanding as of July 15, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective December 30, 1999, 13,500,000 shares of our common stock were acquired by Capital Access, Inc. in exchange for a stock subscription of $30,000. The subscription balance at June 30, 2003 was $6,959. Dennis Mast is the principal shareholder of Capital Access.

At June 30, 2003, and June 30, 2002, the Company had amounts payable of $170,500 and $115,300, respectively, due to Free Harbor LLC for management services. Mr.
Mast is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $55,200 and $53,200, respectively, for the years ended
June 30, 2003 and 2002. As of June 30, 2003, $170,000 of the payable balance due has been transferred to a non-interest bearing note payable with payments of
$5,000 per month beginning October 1, 2004, and continuing until paid in full.
Future management fees are not payable by the Company until profitability is reached on a cash basis by the Company.

Mr. Mast has provided personal guarantees for the office lease, for business telephone service and for cellular telephone service.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.  Certification
32.  Certification

Reports on Form 8-K

8-K [html][text] Current report, items 5 and 7 - 2003-06-17
8-K [html][text] Current report, item 5 - 2003-06-02
8-K [html][text] Current report, items 4 and 7 - 2003-06-03
8-K [html][text] Current report, item 5 - 2003-05-19.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our
Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf Hydroflo, Inc.

---------------------------- -------------------------- -------------------------- --------------------------
Title                        Name                       Date                       Signature
---------------------------- -------------------------- -------------------------- --------------------------
Principal Executive Officer  Dennis Mast                9/19/03                    /s/  Dennis Mast
---------------------------- -------------------------- -------------------------- --------------------------
Principal Accounting         Dennis Mast                9/19/03                    /s/  Dennis Mast
Officer
---------------------------- -------------------------- -------------------------- --------------------------
Principal Financial Officer  Dennis Mast                9/19/03                    /s/  Dennis Mast
---------------------------- -------------------------- -------------------------- --------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------- -------------------------- -------------------------- --------------------------
SIGNATURE                    NAME                       TITLE                      DATE
---------------------------- -------------------------- -------------------------- --------------------------
/s/  Dennis Mast             Dennis Mast                Director                   9/19/03
---------------------------- -------------------------- -------------------------- --------------------------
/s/  Thomas Barbee           Thomas Barbee              Director                   9/19/03
---------------------------- -------------------------- -------------------------- --------------------------