Form 10QSB
period 2003-09-30
HYDROFLO INC
filed 2003-11-14
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003 Or

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                       Commission File Number: 000-50355

                                 HydroFlo, Inc.
                 (Name of small business issuer in our charter)

       North Carolina                  333-100099             56-2171767
(State or other jurisdiction of     (Commission File         (I.R.S. Employer
 incorporation or organization)         Number)          Identification  Number)

                     3721 Junction Blvd., Raleigh, NC 27603
               (Address of principal executive offices) (Zip Code)

(Address of principal place of business or intended principal place of business)

                   Registrant's telephone number: 919-772-9925

                                       N/A
                              ---------------------
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
  ***
  November 10, 2003 - 15,897,550

                                 HYDROFLO, INC.

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange
Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the
Company's Annual Report on Form 10-KSB previously filed with the Commission on
September 19, 2003.

                                 HydroFlo, Inc.
                       Balance Sheet - September 30, 2003
--------------------------------------------------------------------------------

                                     Assets
                                                                  September 30,
                                                                      2003
                                                                    (Unaudited)
                                                                  -------------

Current assets:
    Cash                                                          $         639
    Accounts receivable                                                  78,178
    Inventory                                                            59,727
    Prepaid expenses                                                      2,510
                                                                  -------------
                      Total current assets                        $     141,054

Property and equipment:
    Office equipment                                                     18,555
    Office furniture                                                      6,601
    Testing equipment                                                    87,111
    Display equipment                                                     6,550
    Computer Software                                                       803
        Less - Accumulated depreciation                                 (28,700)
                                                                  -------------
                        Total property and equipment              $      90,920

Patent costs, net                                                        30,269
Deposits                                                                    754
                                                                  -------------                                                                                                 $  262,997
                                                                  $     262,997
                                                                  =============
                      Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                         $     119,329
    Customer deposits                                                     3,500
    Deferred revenue                                                        417
    Accounts payable and accrued expenses - related parties (Note C)     19,380
                                                                  -------------
                        Total current liabilities                       142,626
                                                                  -------------
    Note payable - related party                                        170,000
                                                                  -------------
Commitments and contingencies (Notes C, D and F)
Shareholders' equity:
    Common stock, $0.01 par value, authorized 20,000,000 shares, issued and outstanding 15,851,050 shares as of
        September 30, 2003                                              158,511
    Preferred stock, $0.01 par value, authorized 5,000,000 shares,
        issued and outstanding 0 shares as of September 30, 2003              0
    Additional paid-in-capital                                        3,110,946
    Stock subscriptions receivable                                       (6,959)
    Stock purchase warrants                                             147,834
    Deferred compensation                                              (627,050)
    Deficit accumulated during development stage                     (2,832,911)
                                                                  -------------
                        Total shareholders' equity                     (49,629)
                                                                  -------------
                                                                  $     262,997
                                                                  =============

 The accompanying notes are an integral part of these unaudited fiancial statements.

                            Statements of Operations
             For the Three Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                          September 30,    September 30,
                                              2003             2002
                                          (Unaudited)       (Unaudited)
                                         ---------------  ---------------

Revenues                                 $        68,818  $        22,500
Cost of goods sold                                16,798            1,418
                                         ---------------  ---------------
Gross margin                                      52,020           21,082
                                         ---------------  ---------------
Expenses:
    Employee compensation                       242,129           219,657
    Management fee                               13,800            13,800
    Research and development                        470             4,812
    License fee                                       0             6,250
    Rent                                          4,728             4,175
    Marketing                                     2,087            12,100
    Contribution                                      0             5,400
    Selling, general and administrative         190,736            70,554
                                         --------------   ---------------
                      Operating expenses        453,950           336,748
                                         ---------------  ---------------
Operating loss                                 (401,930)         (315,666)
Interest income                                     278               988
                                         ---------------  ---------------
Net loss                                 $      (401,652) $     (314,678)
                                         ===============  ===============
Weighted average shares outstanding          15,811,485        15,639,251
Basic and diluted loss per share         $        (0.03)  $         (0.02)
                                         ===============  ===============

The accompanying notes are an integral part of these unaudited fiancial statements.

            Statements of Changes in Shareholders' Equity (Deficit)
                    For the Quarter Ended September 30, 2003
------------------------------------------------------------------------------------------------------------------------------

                                                   Additional     Stock        Stock
                              Common Stock           Paid in   Subscriptions Purchase     Deferred     Accumulated
                           Shares       Amount       Capital    Receivable   Warrants    Compensation    Deficit     Total
Balance,
June 30, 2003           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                         15,811,050  $   158,111  $ 2,330,471  $    (6,959) $   147,834  $   (50,062) $(2,431,259) $   148,136
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Common stock issued
for services
provided                     40,000          400       67,600            0            0      (68,000)           0            0
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Services provided                 0            0            0            0            0        8,450            0        8,450
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Stock options granted            0            0      681,000            0            0     (681,000)           0            0
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Stock options vested             0            0            0            0            0      163,562            0      163,562
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Stock Payable                    0            0       31,875            0            0            0            0       31,875
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net loss                         0            0            0            0            0            0     (401,652)    (401,652)
                        -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, September
30, 2003                 15,851,050  $   158,511  $ 3,110,946  $    (6,959) $   147,834  $  (627,050) $(2,832,911) $   (49,629)
                        ===========  ===========  ===========  ===========  ===========  ===========  ===========  ============

The accompanying notes are an integral part of these unaudited fiancial statements.

                            Statements of Cash Flows
             For the Three Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                    September 30,    September 30,
                                                        2003             2002
                                                     (Unaudited)      (Unaudited)
                                                   --------------  ----------------

Cash flows from operating activities:
    Net loss                                       $     (401,652) $       (314,678)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation                                     5,562             3,387
           Amortization of patent costs                       140               140
           Loss on impairment of patent costs               5,949                 0
           Deferred compensation amortization             163,562           131,437
           Common stock to be issued for services
              provided                                     31,875                 0
           Common stock earned for administrative
              services                                      8,450                 0
           (Increase) decrease in accounts receivable     (53,735)            1,000
           Increase in inventory, net                     (27,682)          (22,983)
           Decrease in prepaid expenses                    74,483               490
           Increase in accounts payable and accrued
              expenses                                     64,583            33,425
           Increase in deferred revenue                       417                 0
                                                   --------------  ----------------
                      Net cash used in operating
                         activities                      (128,048)         (167,782)
                                                   --------------  ----------------

Cash flows from investing activities: purchase
    of property and equipment                          (2,686)          (37,009)
                                                   --------------  ----------------
Cash flows from financing activities:
    Issuance of common stock                                    0           471,000
    Stock subscription receipts                                 0           140,300
                                                   --------------  ----------------
                      Net cash provided by
                         financing activities                   0           611,300
                                                   --------------  ----------------
Net (decrease) increase in cash                          (130,734)          406,509
Cash, beginning of quarter                                131,373            58,876
                                                   --------------  ----------------
Cash, end of quarter                               $          639  $        465,385
                                                   ==============  ================
Supplemental disclosure of non-cash financing activities:
    Issuance of common stock in exchange for       --------------  ----------------
       administrative services                     $       68,000  $              0
                                                   --------------  ----------------

The accompanying notes are an integral part of these unaudited fiancial statements.

Note A - Basis of Presentation

In the opinion of management of HydroFlo, Inc. (the Company), all adjustments necessary for fair statement of the results of operations for the three-month periods ended September 30, 2003 and 2002 are reflected in the interim financial statements presented. These adjustments are of a normal recurring nature.

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

The Company has recognized net losses and negative operating cash flow since its inception. For the quarter ended September 30, 2003, the Company had a net loss of $401,652 and a net shareholders' deficit of $49,629. Cash used in operations during the quarter ended September 30, 2003 totaled $128,048 and an additional
$2,686 was used in acquiring additional property and equipment. Until such time that the Company can generate sustained profitable operations, the Company will require additional funding to further develop, market and distribute its products.

While management believes the Company will be successful in raising additional capital, there are no assurances that the Company will be successful in obtaining capital or that such financing will be on terms favorable or acceptable to the Company and that the Company will be able to achieve profitable operations over the long term.

If the Company does not generate any additional net revenues from sales, including collection of outstanding accounts receivable, or proceeds from the sale of securities before November 30, 2003, it will likely be unable to continue operations thereafter. If this were to occur, the Company would most likely have to find a buyer for the business or file for protection under bankruptcy laws. As of this date, however, the Company has taken no action with respect to either of these options.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates

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

Stock Based Compensation

At September 30, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note E. The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                2004          2003
                                           ------------   ------------
Net loss, as reported                      $    401,652   $    314,678
Increased compensation expense                    3,100          3,624
Pro forma net loss                         ------------   ------------
                                           $    404,752   $    318,302
                                           ============   ============

Because the SFAS No. 123 method of accounting has not been applied to options granted, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Company used the Black-Scholes Option
Pricing Model to estimate the fair value of stock options granted in fiscal 2004 and 2003 with the following assumptions:

                                                2004          2003
                                           ------------   ------------
Expected dividend yield                            0.00%          0.00%
Volatility                                       263.59%          0.00%
Risk-free interest rates                           3.24%          2.76%

Note C - Related-party Transactions

Effective December 30, 1999, 13,500,000 shares of the Company's common stock were acquired by Capital Access, Inc. in exchange for a stock subscription of
$30,000. The subscription balance at September 30, 2003 and 2002 was $6,959. A director of the Company is a significant stockholder of Capital Access.

At September 30, 2003, and September 30, 2002, the Company had amounts payable of $184,300 and $129,100, respectively, due to Free Harbor LLC for management services. A director of the Company is the managing partner of Free Harbor LLC.
Expenses incurred under this arrangement totaled $13,800 for each of the quarters ended September 30, 2003 and 2002. As of June 30, 2003, $170,000 of the
payable balance due was transferred to a non-interest bearing note payable with payments of $5,000 per month beginning October 1, 2004, and continuing until paid in full. Future management fees are not payable by the Company until profitability is reached on a cash basis by the Company.

At September 30, 2003, the Company also had accounts payable balances of $5,080, due to two directors of the Company for expenses incurred by those directors.

Note D - Shareholders' Equity

The Company announced a three-for-two stock split effective July 8, 2002, with the issuance of 5,179,344 shares of common stock and the transfer of $51,794 from additional paid-in capital to the common stock account. All share amounts in the accompanying financial statements reflect the stock split.

The Company has entered into a stock subscription whereby the Company issued stock in exchange for the investors' promise to fund their aggregate purchase price of the stock. As of September 30, 2003 the subscription totaled $6,959.

The Company has entered into an agreement with its external legal counsel, whereby said legal counsel provides certain legal services over a two-year period beginning in June 2003 in exchange for 125,000 shares of the Company's common stock. The shares are to be granted pro-rata over those two years and recorded as expense, valued at the fair value of the shares on the issuance date. For the three months ended September 30, 2003, the Company recorded
$31,875 of expenses, included in general and administrative in the accompanying statement of operations, for stock that has been earned and is to be issued to the legal counsel. As the stock has not been issued prior to September 30, 2003, the Company recorded the $31,875 as Additional Paid In Capital in the accompanying balance sheet.

The Company entered into an agreement with an unrelated party during July 2003 whereby that party would act as an advisor to the Board of Directors of the
Company for a period of two years. In exchange for these services, the Company issued 40,000 shares of its common stock to the party in September 2003. Such amounts were originally recorded as deferred compensation in the accompanying balance sheet. The Company recorded $8,450 of expense related to this agreement during the three months ended September 30, 2003.

Note E - Common Stock Options

The Company has granted options to purchase shares of common stock in conjunction with an employment agreement entered into during fiscal 2001. The options vest one year from the date of each grant. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $2.06 per share for options granted during fiscal 2004. The weighted average remaining contractual lives of granted options are approximately 4 years. Stock option compensation expense recorded during the three months ended September 30, 2003 and 2002 was $163,562 and $131,437, respectively. The summary of stock option activity is shown below:

                                                                   Weighted
                                                 Options           Average
                                               Outstanding      Exercise Price
                                              -------------     -------------
Outstanding at July 1, 2003                    1,012,500            0.22
Options granted during fiscal 2004               337,500            0.22
                                              -------------     ------------
Outstanding at September 30, 2003              1,350,000            0.22
                                              -------------     ------------
Options exercisable at September 30, 2003      1,012,500            0.22

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

Note G - Subsequent Event

In October 2003, the Company commenced a private placement of shares of its common stock, and as of November 10, 2003, the company has sold 46,500 restricted shares and warrants to purchase an additional 46,500 shares of common stock and received proceeds of $36,850. The private placement consists of a package of one share of common stock for a price of one half of best bid on the day of purchase and one warrant to be purchased for $2.00 at a time from one year to five years after the date of transaction. The Company is offering a maximum of 2,000,000 shares of its common stock and warrants to purchase an additional 2,000,000 shares of common stock in this private placement.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about HydroFlo, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, HydroFlo, Inc.'s actual results may differ materially from those indicated by the forward-looking statements.

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

Our aggregate revenues for the three month period ended September 30, 2003 totaled $68,818, versus revenues of $22,500 during the same three month period of the previous year. Our revenues during the three month period ended September
30, 2003 consisted of the sale of an aeration unit in North Carolina, and the rental of a unit to North Carolina State University for their testing of usage with animal waste.

In the three month period ended September 30, 2003, we generated a negative operating cash flow of $128,048.  We had net working capital of $(1,572) at
September 30, 2003.

Results of Operations - Quarter Ended September 30, 2003 vs. Quarter Ended September 30, 2002

Employee compensation  increased by $22,472 or 10.2% to $242,129 for the quarter ended September 30, 2003 from $219,657 for the quarter ended September 30, 2002.
This  increase  was caused  primarily  by the  issuance of stock  options to Mr.
Barbee  during  2003  with an  exercise  price  below  the  market  value of the underlying common stock.

Management fees (related-party) remained stable at $13,800 for the quarter ended
September 30, 2003 compared to $13,800 for the quarter ended September 30, 2002.

Research and development costs decreased by $4,342 or 90.2% to $470 for the quarter ended September 30, 2003 from $4,812 for the quarter ended September 30,
2002. This decrease was the result of a shift in management focus to sales and marketing rather than research and development of products.

License Fees decreased by $6,250 to $0 for the quarter ended September 30, 2003 from $6,250 for the quarter ended September 30, 2002. This decrease was due to the termination of the licensing agreement for the aeration basin technology.

Rent costs increased by $553 or 13.2% to $4,728 for the quarter ended September
30, 2003 from $4,175 for the quarter ended September 30, 2002. This increase was caused by the rental of additional storage space for equipment and inventory.

Marketing costs decreased by $10,013 or 82.8% to $2,087 for the quarter ended
September 30, 2003 from $12,100 for the quarter ended September 30, 2002. This decrease was caused by decreased trade show advertising expenses.

Contributions decreased by $5,400 to $0 for the quarter ended September 30, 2003 compared to $5,400 for the quarter ended September 30, 2002. Contributions have been halted until profitability is achieved.

General and administrative costs increased by $120,182 or 170.3% to $190,736 for the quarter ended September 30, 2003 from $70,554 for the quarter ended
September 30, 2002. This increase was primarily caused by agreements with a vendor and a legal professional to issue common stock in exchange for services.
The shares issued under these arrangements were valued at the fair value on the date of grant. Expense recognition coincides with the periods that the related services are provided.

Liquidity and Capital Resources

For the quarter ended September 30, 2003, we had a net loss of $401,652 and had a net shareholders' deficit of $49,629 at September 30, 2003. Net cash used in operating activities for the period from July 1, 2003 to September 30, 2003 was
$128,048. The cash used in operations was primarily due to employee compensation and other costs associated with generating sales and revenue for the company.

Cash at September 30, 2003 amounted to $639, a decrease of $130,734 since June
30, 2003. Our current assets for the fiscal quarter ended September 30, 2003 are lower than our current liabilities by $1,572.

We have recently commenced a private placement of common stock and warrants and as of November 11, 2003, have raised $44,725 through this placement. We continue to sell securities under this placement. As of November 11, 2003, we have $5,392 cash and $73,262 in accounts receivable. These resources are sufficient for us to continue operations through November 30, 2003.

If we do not generate any additional net revenues from sales, including collection of outstanding accounts receivable, or proceeds from the sale of securities before November 30, 2003, we will be unable to continue operations thereafter. If this were to occur, we would most likely have to find a buyer for our business or file for protection under bankruptcy laws. In such event we would cease our reporting obligations and not become a shell company to be used as a vehicle for a reverse acquisition. As of this date, however, we have taken no action with respect to either of these options. We currently have a contract in place with an industrial client in the form of a rental unit at $2,600 per month for one unit, with payments anticipated to be received commencing in
November. We have no other plan in place that will eliminate this risk.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

         The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the
Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief
Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, the Corporation's Chief
Executive Officer and Chief Financial Officer concluded that, except as noted
below under "Changes in Internal Controls," the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

         There has been no change in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Grant Thornton LLP ("GT"), our independent accountants, have reported to our Board of Directors certain matters involving internal controls that GT considers to be material weaknesses under standards established by the American Institute of Certified Public Accountants. The
identified material weaknesses relate to a lack of segregation of duties within our accounting and financial management functions and inadequate dedication of resources to the financial review and analysis functions. Due to the size of our organization, the early stage of our operations and significant financial constraints, the Corporation has not been able to employ the necessary resources for proper internal financial review and analysis.

Given the material weaknesses identified above, management devoted additional resources to resolving questions that arose during the quarterly reporting cycle. Significant adjustments were necessary to convert management's internal financial records to the final reported amounts in the Form 10-QSB. As a result, management is confident that its financial statements for the three months ended
September 30, 2003 fairly present, in all material respects, the financial condition and results of operations of the Company.

The material weaknesses have been discussed in detail among our Board of
Directors and GT. We have assigned high priority to the correction of these material weaknesses, and we are committed to addressing and resolving them fully. As the Corporation continues its growth and strives to achieve financial stability, management intends to devote additional resources to further develop its financial accounting, analysis and reporting functions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     The Company entered into an agreement with Mr. Ross Smith, an unrelated party during July 2003 whereby that party would act as an advisor to the Board of Directors of the Company for a period of two years.  In exchange for these services, the Company issued 40,000 shares of its common stock to the party in
September 2003.  The Company recorded $8,450 of expense related to this agreement during the three months ended September 30, 2003 based upon trading price at date of transaction.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit                   Name and/or Identification of Exhibit
 Number

  31                     Certification

  32                     Certification

Reports on Form 8-K

8-K Current report, item 5 - August 4, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                            HydroFlo, Inc.
                                                   ------------------------------
                                                             (Registrant)

By: /s/ Dennis Mast
   -----------------------
       Dennis Mast
       CEO, Principal Financial Officer and Principal
       Accounting Officer

Date: November 12, 2003