Form 10QSB
period 2003-12-31
HYDROFLO INC
filed 2004-02-13
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                For the quarterly period ended December 31, 2003

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

                       Commission File Number: 333-100099

                                 HydroFlo, Inc.
               (Exact name of registrant as specified in charter)

         North Carolina                                56-2171767
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                      3721 Junction Blvd. Raleigh, NC 27603
                    (Address of principal executive offices)

                                 (919) 772-9925
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 27 2004.

                                   15,965,350

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                 HydroFlo, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Balance Sheet as of December 31, 2003............................... 4

        Statements of Operations for the six and three months ended
         December 31, 2003 and 2002 ........................................ 5

        Statements of Cash Flows for the six months ended December 31,
         2003 and 2002...................................................... 6

        Notes to Financial Statements....................................... 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations (including cautionary statement).............. 10

Item 3. Controls and Procedures                                              13

PART II. OTHER INFORMATION

Signatures                                                                   15

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended; Section 21E of the Securities
Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995.
The words "may", "would", "could", "will", "expect", "estimate", "anticipate",
"believe", "intend", "plan", "goal", and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii)
our financing opportunities and plans; (iii) trends affecting our future financial condition or results of operations; (iv) our growth strategy and operating strategy; and (v) the declaration and payment of dividends.

        Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception, and have experienced and continue to experience negative operating margins and negative cash flows from operations (see Note A to the financial statements);
(ii) any material inability of us to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our cash flow or on our ability to obtain acceptable financing in connection with our growth plans; (v) any increased competition in our business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                                 HydroFlo, Inc.

                       BALANCE SHEET AT DECEMBER 31, 2003
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
    Cash                                                       $       717
    Accounts receivable                                             90,749
    Inventory                                                       53,178
    Prepaid expenses                                                 1,931
       Total current assets                                        146,575

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $34,965)                                          84,655

OTHER ASSETS:
 Patent costs (net of accumulated amortization of $1,306)           30,129
 Deposits                                                              754

TOTAL                                                          $   262,113
                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $   120,474
     Accounts payable and accrued expenses - related parties        34,702
     Note payable to related party                                  15,000
     Customer deposits                                               3,500
     Deferred revenue                                                  417
     Current portion of long-term note payable to related
      party                                                         15,000
        Total current liabilities                                  189,093

NOTE PAYABLE TO RELATED PARTIES                                    155,000

       Total Liabilities                                           344,093

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized; -0- shares issued                                     -
     Common stock, $.01 par value, 20,000,000 shares
       authorized; 15,965,350 shares issued and outstanding        159,653
     Additional paid-in capital                                  3,204,136
    Stock subscription receivable                                   (2,958)
    Stock purchase warrants                                        147,834
    Deferred compensation                                         (448,250)
     Deficit                                                    (3,142,395)
       Total stockholders' deficit                                 (81,980)

TOTAL                                                          $   262,113
                                                               ============
________________________________________________________________________________

See notes to financial statements.

                                 HydroFlo, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
_____________________________________________________________________________________________________

                                   For the           For the          For the            For the
                                  Six-Months        Six-Months       Three-Months       Three-Months
                                    Ended             Ended            Ended              Ended
                                  December 31,     December 31,      December 31,       December 31,
                                     2003              2002             2003               2002

REVENUE                           $    106,608     $    52,500       $    37,790        $     30,000

COST OF GOODS SOLD                      30,489           6,176            13,691               4,758

GROSS MARGIN                            76,119          46,324            24,099              25,242

OPERATING EXPENSES:
Employee compensation                  465,012         447,278           222,883             227,621
Management fee                          27,600          27,600            13,800              13,800
Research and development                 6,428           5,617             5,958                 805
License fee                                  -          12,500                 -               6,250
Rent                                     9,335           9,124             4,607               4,949
Marketing                                2,551          16,297               464               4,197
Contribution                                 -          10,800                 -               5,400
General and administrative             246,167         152,079            55,431              81,525
   Total operating expenses            757,093         681,295           303,143             344,547

OPERATING LOSS                        (680,974)       (634,971)         (279,044)           (319,305)

OTHER INCOME (EXPENSE):
Interest income                            280           3,016                 2               2,028
Interest expense                          (225)              -              (225)                  -
Stock discount expense                 (30,218)              -           (30,218)                  -
   Total other income (expense)        (30,163)          3,016           (30,441)              2,028
                                  =============    ============      ============       =============
NET LOSS                          $   (711,137)    $  (631,955)      $  (309,485)       $   (317,277)
                                  =============    ============      ============       =============

NET LOSS PER SHARE -
   Basic and Diluted              $      (0.05)    $     (0.04)      $     (0.02)       $      (0.02)
                                  =============    ============      ============       =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING -
   Basic and Diluted                15,873,100      15,706,401        15,898,200          15,773,550
                                  =============    ============      ============       =============
_____________________________________________________________________________________________________

See notes to financial statements.

                                 HydroFlo, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
_____________________________________________________________________________________________

                                                                For the            For the
                                                               Six-Months        Six-Months
                                                                 Ended              Ended
                                                               December 31,      December 31,
                                                                  2003              2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(711,137)        $(631,955)
   Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
     Depreciation                                                 11,827             9,360
     Amortization of patent costs                                    280               280
     Amortization of deferred compensation                       342,362           281,625
        Stock discount expense                                    30,218                 -
     Common stock to be issued for services provided              48,905                 -
     Loss on impairment of patent costs                            5,949                 -
     (Increase) decrease in accounts receivable                  (66,306)            5,000
     (Increase) decrease in inventory, net                       (21,133)            3,698
     Decrease (increase) in prepaid expenses                      75,064            (4,139)
     Increase in accounts payable and accrued
        expenses - related parties                                32,953                 -
     Increase in accounts payable and accrued expenses            48,515            36,067
   NET CASH (USED IN) OPERATING ACTIVITIES                      (202,503)         (300,064)

CASH FLOWS FROM INVESTING ACTIVITIES-
   Purchases of property and equipment                            (2,688)          (71,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock, net of transaction expenses        55,535           471,000
    Stock subscription receipts                                    4,000           140,300
    Proceeds from related party borrowing                         15,000                 -
   NET CASH PROVIDED BY FINANCING ACTIVITIES                      74,535           611,300

NET (DECREASE) INCREASE IN CASH                                 (130,656)          240,195

CASH AT BEGINNING OF PERIOD                                      131,373            58,876

CASH AT END OF PERIOD                                          $     717         $ 299,071
                                                               ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

Income taxes paid                                              $       -         $       -
                                                               ==========        ==========
Interest paid                                                  $       -         $       -
                                                               ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES-
Common stock issued for administrative services                $  68,000         $       -
                                                               ==========        ==========
_____________________________________________________________________________________________

See notes to financial statements.

                                 HydroFlo, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

Note A - Organization and Description of the Business

Organization and Liquidity

HydroFlo, Inc. ("we", "us", "our") was incorporated in North Carolina on
December 30, 1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water.

From inception to June 30, 2002, we focused primarily on developing and patenting this new technology for the sewage treatment industry. Beginning July
1, 2002, we emerged from the development stage and focused on marketing and selling our technology to this industry.

We have recognized net losses and negative operating cash flow since our inception. For the six months ended December 31, 2003, we had a net loss of
$711,137 and a net shareholder's deficit of $81,980. Cash used in operations during the six months ended December 31, 2003 totaled $202,503 and an additional
$2,688 was used in acquiring additional property and equipment and for patent related costs. Until such time that we can generate sustained profitable operations, we will require additional funding to further develop, market and distribute our products.

While we believe we will be successful in raising additional capital, there are no assurances that we will be successful in obtaining capital or that such financing will be on terms favorable or acceptable to us and that we will be able to achieve profitable operations over the long term.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from those estimates.

Reclassifications

Certain amounts presented in the comparative financial statements have been reclassified to conform with the current presentation.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of
America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.
Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended
June 30, 2004. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of June
30, 2003 and for the years ended June 30, 2003 and 2002 contained in our Form
10-KSB.

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

Revenue Recognition

Revenue in the accompanying statements of operations consists of direct sales or leases to customers and paid demonstrations of our product. Sales are recognized when products are shipped to the customers, with provisions for discounts and rebates to customers and returns and other adjustments, if any, provided for in the period the related sales are recorded. No amounts have been recorded for such provisions during the periods presented. Rental income is recognized over the period the related equipment is provided to the customer.

Note B - Related Party Transactions

Effective December 30, 1999, 13,500,000 shares of our common stock were acquired by Capital Access, Inc. in exchange for a stock subscription of $30,000. The subscription balance at December 31, 2003 was $2,959. One of our directors is a significant stockholder of Capital Access.

At December 31, 2003, we had amounts payable of $198,100 due to Free Harbor LLC for management services. One of our directors is the managing partner of Free
Harbor LLC. Expenses incurred under this arrangement totaled $13,800 for each of the quarters ended December 31, 2003 and 2002. As of June 30, 2003, $170,000 of
the payable balance due was transferred to a non-interest bearing note payable with payments of $5,000 per month beginning October 1, 2004, and continuing until paid in full. Future management fees are not payable by us until we have reached profitability on a cash basis.

At December 31, 2003, we also had accounts payable balances of $6,602, due to two of our directors for expenses incurred by them.

Note C - Other Shareholders' Equity

We announced a three-for-two stock split effective July 8, 2002, with the issuance of 5,179,344 shares of common stock and the transfer of $51,794 from additional paid-in capital to the common stock account. All share amounts in the accompanying financial statements reflect the stock split.

We have entered into an agreement with our external legal counsel, whereby said legal counsel provides certain legal services over a two-year period beginning once we became a public reporting issuer in exchange for 125,000 shares of our common stock. The shares are to be granted pro-rata over those two years and recorded as expense, valued at the fair value of the shares on the issuance date. For the six months ended December 31, 2003, we recorded $40,455 of expenses, included in general and administrative in the accompanying statement of operations, for the fair market value of the stock.

We entered into an agreement with an unrelated party during July 2003 whereby that party would act as an advisor to our Board of Directors for a period of two years. In exchange for these services, we issued 40,000 shares of our common stock to the party in September 2003. We recorded $17,000 of expense related to this agreement during the six months ended December 31, 2003.

We have granted options to purchase shares of our common stock in conjunction with an employment agreement entered into during fiscal 2001. The options vest one year from the date of each grant. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $2.06 per share for options granted during fiscal 2004. The weighted average remaining contractual lives of granted options are approximately 4 years. Stock option compensation expense recorded during the six months ended
December 31, 2003 was $333,812. The summary of stock option activity is shown below:

                                                  Options           Weighted Average
                                                Outstanding           Exercise Price
Outstanding at July 1, 2003                      1,012,500                 0.22
Options granted during fiscal 2004                 337,500                 0.22
Options exercised during fiscal 2004                (3,000)                0.22

Outstanding at December 31, 2003                 1,347,000                 0.22
                                                ===========             ==========

Options exercisable at December 31, 2003         1,009,500                 0.22
                                                ===========             ==========

Note D - Commitments and Contingencies

In connection with the management agreement with Free Harbor LLC (discussed in
Note C), we have agreed to pay Free Harbor LLC 10% of pretax profits as long as the management agreement is in effect. Additionally, in connection with one employment agreement, we have agreed to pay that employee 5% of pretax profits so long as he remains an employee ours.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about HydroFlo, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Winfield Financial Group's actual results may differ materially from those indicated by the forward-looking statements.

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

Overview

HydroFlo, Inc., incorporated in North Carolina on December 30, 1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water. Since inception, we have focused primarily on developing and patenting this new technology for the sewage treatment industry. During the current year, we continue to focus on marketing and selling our technology and related products and services to this industry.

Results of Operations -three months ended December 31, 2003 vs. three months ended December 31, 2002

Our revenues for the three-month period ending December 31, 2003 total $37,790, versus revenues of $30,000 the same three-month period the previous year. Our revenues consisted of the sale of a unit to Carolina Water Service for use at
Harrisburg, North Carolina, and the rental of a unit to Tyson Foods for use in
Arkansas.

Employee compensation decreased by $4,738 or 2.1% to $222,883 for the period ended December 31, 2003 from $227,621 for the period ended December 31, 2002.

Management fees (related-party) remained stable at $13,800 for the period ended
December 31, 2003 compared to $13,800 for the period ended December 31, 2002.

Research and development costs increased by $5,153 or 640.0% to $5,958 for the period ended December 31, 2003 from $805 for the period ended December 31, 2002.
This increase was due to development of additional technology and products for use in industrial applications.

License Fees decreased by $6,250 to $0 for the period ended December 31, 2003 from $6,250 for the period ended December 31, 2002. This decrease was due to the termination of the licensing agreement for the aeration basin technology.

Rent costs decreased by $342 or 6.9% to $4,607 for the period ended December 31,
2003 from $4,949 for the period ended December 31, 2002. This decrease was caused by less short-term rental of storage space for equipment and inventory.

Marketing costs decreased by $3,733 or 88.9% to $464 for the period ended
December 31, 2003 from $4,197 for the period ended December 31, 2002. This decrease was caused by decreased marketing travel and trade show advertising expenses.

Contributions decreased by $5,400 to $0 for the period ended December 31, 2003 compared to $5,400 for the period ended December 31, 2002. Contributions have been halted until profitability is achieved.

General and administrative costs decreased by $26,094 or 32% to $55,431 for the period ended December 31, 2003 from $81,525 for the period ended December 31,
2002. This decrease was as a result of less legal and other expenses during the quarter.

Of our net loss for the period, $235,030 were non-cash and $74,455 were cash expenditures from operating activities.

Results of Operations -six months ended December 31, 2003 vs. six months ended
December 31, 2002

Our revenues for the six-month period ending December 31, 2003 total $106,608, versus revenues of $52,500 for the same six-month period the previous year. Our revenues consisted of the sale of a unit to our North Carolina Representative for use at Greensboro, and the rental of a unit to North Carolina State
University for their testing use with animal waste, the sale of a unit to
Carolina Water Service for use at Harrisburg, North Carolina, and the rental of a unit to Tyson Foods for use in Arkansas.

In the six-month period ending December 31, 2003, we generated a negative operating cash flow of $202,503.

Employee compensation increased by $17,734 or 4.0% to $465,012 for the period ended December 31, 2003 from $447,278 for the period ended December 31, 2002.

Management fees (related-party) remained stable at $27,600 for the period ended
December 31, 2003 compared to $27,600 for the period ended December 31, 2002.

Research and development costs increased by $811 or 14.4% to $6,428 for the period ended December 31, 2003 from $5,617 for the period ended December 31,
2002. This increase was due to development of additional technology and products for use in industrial applications.

License Fees decreased by $12,500 to $0 for the period ended December 31, 2003 from $12,500 for the period ended December 31, 2002. This decrease was due to the termination of the licensing agreement for the aeration basin technology.

Rent costs increased by $211 or 2.3% to $9,335 for the period ended December 31,
2003 from $9,124 for the period ended December 31, 2002. This increase was caused by a change in short-term rental of storage space for equipment and inventory.

Marketing costs decreased by $13,746 or 84.3% to $2,551 for the period ended
December 31, 2003 from $16,297 for the period ended December 31, 2002. This decrease was caused by decreased marketing travel and trade show advertising expenses.

Contributions decreased by $10,800 to $0 for the period ended December 31, 2003 compared to $10,800 for the period ended December 31, 2002. Contributions have been halted until profitability is achieved.

General and administrative costs increased by $94,088 or 61.9% to $246,167 for the period ended December 31, 2003 from $152,079 for the period ended December
31, 2002. This increase was due to accounting for providing stock to certain vendors and legal professionals for services.

Of our net loss for the period, $508,634 were non-cash and $202,503 were cash expenditures from operating activities. Cash expenditures were for employee compensation and general and administrative operational costs. Non-cash expenditures were generally for stock and stock option issuance accounting, amortization, and depreciation.

Liquidity and Capital Resources

For the quarter ended December 31, 2003, we had a net loss of $309,485 and generated negative cash flow from operating activities of $74,455. We had a net working capital deficit of ($42,518) and a net shareholder's deficit of
($81,890) at December 31, 2003. The cash used in operations was primarily due to officers' and employee compensation, and other costs associated with generating sales and revenue for the company.

Cash at December 31, 2003 amounted to $717, a decrease of $131,373 since June
30, 2003. Our current assets for the fiscal quarter ended December 31, 2003 are lower than our current liabilities by $42,518.

As of February 10, 2004, we have $16,723 cash, $90,749 in accounts receivable and pending contracts on unit installations to be placed in service within three months. These resources are sufficient for us to continue operations for approximately six months. Subsequent to December 31, 2003, we have received funds by use of a convertible debenture in the amounts of $55,000 and will continue to raise funds using this method.

If we do not generate any additional net revenues from sales, including collection of outstanding accounts receivable, or proceeds from the sale of securities before August 31, 2004 we will be unable to continue operations thereafter. If this were to occur, we would most likely have to find a buyer for our business or file for protection from creditors. In such event we would cease our reporting obligations and not become a shell company to be used as a vehicle for a reverse acquisition. As of this date, however, we have taken no action with respect to either of these options.

Item 3. Controls and Procedures

Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial
Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief
Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Grant Thornton LLP ("GT"), our previous independent accountants, had reported to our Board of Directors certain matters involving internal controls that GT considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. The
identified material weaknesses related to a lack of segregation of duties within our accounting and financial management functions and inadequate dedication of resources to the financial review and analysis functions. Due to the size of our organization, the early stage of our operations and significant financial constraints, the Corporation has not been able to employ the necessary resources for proper internal financial review and analysis.

Given the material weaknesses identified above, management devoted additional resources to resolving questions that arose during the quarterly reporting cycle. Significant adjustments were necessary to convert management's internal financial records to the final reported amounts in the Form 10QSB. As a result, management is confident that its financial statements for the three months ended
September 30, 2003, and the six months ended December 31, 2003, fairly present, in all material respects, the financial condition and results of operations of the Company.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

 None

Item 2.  Changes in Securities

Issuance of Unregistered Securities-

In the second quarter of 2004 we issued 114,300 shares of our common stock.
These shares were issued to six investors.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

        o None of these issuances involved underwriters, underwriting discounts or commissions;
        o We placed restrictive legends on all certificates issued;
        o No sales were made by general solicitation or advertising;
        o Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

        o Access to all our books and records.
        o Access to all material contracts and documents relating to our operations.
        o The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number

31 Certification

32 Certification

Reports on Form 8-K

8-K Current report, item 4, Changes in Registrant's Certifying
      Accountant - January 20, 2004

                            SIGNATURES

     Pursuant to the  requirements  of the  Securities and Exchange Act of 1934, the  registrant  has duly  caused  this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                 HydroFlo, Inc.
                 (Registrant)

By:/s/ Dennis Mast
Dennis Mast
CEO, Principal Financial Officer and Principal
Accounting Officer

Date: February 13, 2004

