Form 10QSB
period 2004-03-31
HYDROFLO INC
filed 2004-05-24
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

                  For the quarterly period ended March 31, 2004

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________.

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2004.

                                   24,377,912

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                 HydroFlo, Inc.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Balance Sheet as of March 31, 2004................................. 4

        Statements of Operations for the period March 4, 2004 through
        March 31, 2004, the period January 1, 2004 through March 3, 2004, the period July 1, 2003 through March 3, 2004 and the three and nine months ended March 31, 2003................................... 5

        Statements of Cash Flows for the period March 4, 2004 through
        March 31, 2004, the period July 1, 2003 through March 31, 2004 and the nine months ended March 31, 2003........................... 6

        Notes to Financial Statements...................................... 7

        Management's Discussion and Analysis of Financial Condition
Item 2. and Results of Operations (including cautionary statement)......... 12

Item 3. Controls and Procedures                                            16

PART II.OTHER INFORMATION

Signatures                                                                  19

                                     PART I

        In this Quarterly Report, the "Company", "we", "us" and "our" refer to
HydroFlo, Inc. and our wholly owned subsidiary unless the context otherwise requires.

        Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of
1940 and, as a result, the financial results for periods ending before March 4,
2004 are not comparable to the period commencing on March 4, 2004 and are not expected to be representative of our financial results in the future.

                           FORWARD-LOOKING STATEMENTS

        This Form 10-Q, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended; Section 21E of the Securities
Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995.
The words "may", "would", "could", "will", "expect", "estimate", "anticipate",
"believe", "intend", "plan", "goal", and similar expressions and variations thereof are intended to specifically identify forward-looking statements. These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii)
our financing opportunities and plans; (iii) trends affecting our future financial condition or results of operations; (iv) our growth strategy and operating strategy; and (v) the declaration and payment of dividends.

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
(ii) any material inability of us to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our cash flow or on our ability to obtain acceptable financing in connection with our growth plans; (v) any increased competition in our business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

                                 HydroFlo, Inc.

                       BALANCE SHEET AS OF MARCH 31, 2004
                                   (unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS - Cash                                            $     13,881

PROPERTY AND EQUIPMENT (net of accumulated
   depreciation of $410)                                               25,549

INVESTMENT -  Hydroflo Water Treatment, Inc.                        1,922,690

TOTAL                                                            $  1,962,120
                                                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $      1,944
   Note payable to related party                                       35,000
     Total current liabilities                                         36,944

CONVERTIBLE NOTES PAYABLE - LONG TERM                                 105,000

Total liabilities                                                     141,944

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value, 5,000,000
     shares authorized; 4,000,000 shares issued and outstanding,
     no liquidation value                                               4,000
   Common stock, $.01 par value, 500,000,000 shares authorized;
     16,069,550 shares issued and outstanding                         160,696
     Additional paid-in capital                                     1,830,399
    Stock subscription receivable                                      (2,958)
    Stock purchase warrants                                           147,834
     Deficit                                                         (319,795)
       Total stockholders' equity                                   1,820,176

TOTAL                                                            $  1,962,120
                                                                 =============
________________________________________________________________________________

See notes to condensed financial statements.

                                 HydroFlo, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

__________________________________________________________________________________________________________________________

                                                                    Prior to Becoming a
                                                               Business Development Company
                                      For the
                                    Period March     For the                        For the       For the
                                      4, 2004        Period         For the       Three-Months  Nine-Months
                                      through      January 1,     Period July        Ended         Ended
                                      March 31,   2004 through    1, 2003 to       March 31,     March 31,
                                        2004      March 3, 2004  March 3, 2004        2003         2003

REVENUE                             $         -   $     2,600     $   109,208   $    73,981    $   126,481

COST OF GOODS SOLD                            -         8,601          39,090        10,996         17,172

GROSS MARGIN                                  -        (6,001)         70,118        62,985        109,309

OPERATING EXPENSES:
Employee compensation                         -        24,323         489,335       228,139        675,416
Management fee                            4,600         4,600          32,200        13,800         41,400
Research and development                      -           590           7,018           341          5,958
License fee                                   -             -               -             -         12,500
Rent                                      1,454         1,698          11,033         4,671         13,795
Marketing                                 1,000            57           2,608         3,018         19,315
Contribution                                  -             -               -             -         10,800
General and administrative              312,741       549,217         795,384        75,605        227,684
   Total operating expenses             319,795       580,485       1,337,578       325,574      1,006,868

OPERATING LOSS                         (319,795)     (586,486)     (1,267,460)     (262,589)      (897,559)

OTHER INCOME (EXPENSE):
Interest income                               -             -             280         1,224          4,241
Interest expense                              -          (225)           (450)            -              -
Other income                                  -             -               -             -              -
Stock discount expense                        -             -         (30,218)            -              -
   Total other income (expense)               -          (225)        (30,388)        1,224          4,241
                                    ============  ============    ============  ============   ============
NET LOSS                            $  (319,795)  $  (586,711)    $(1,297,848)  $  (261,365)   $  (893,318)
                                    ============  ============    ============  ============   ============

NET LOSS PER SHARE - Basic and
Diluted                             $     (0.02)  $     (0.04)    $     (0.08)  $     (0.02)   $     (0.06)
                                    ============  ============    ============  ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING -
   Basic and Diluted                 16,069,600    16,033,400      15,916,800    15,773,550     15,728,457
                                    ============  ============    ============  ============   ============
__________________________________________________________________________________________________________________________

See notes to condensed financial statements.

                                 HydroFlo, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
________________________________________________________________________________________________________

                                                                                Prior to Becoming a
                                                                          A Business Development Company
                                                       For the              For the
                                                    Period March         Period July             For the
                                                       4, 2004              1, 2003            Nine-Months
                                                    through March        through March           Ended
                                                      31, 2004              3, 2004          March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (319,795)         $ (1,297,848)       $ (893,318)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation                                            410                15,770            15,409
    Amortization of patent costs                              -                   375               420
    Stock based Compensation                            300,000             1,033,546           431,812
    Loss on impairment of patent costs                        -                 5,949                 -
    (Increase) decrease in accounts receivable                -               (68,707)          (32,481)
    (Increase) decrease in inventory, net                     -               (21,133)            6,297
    Decrease (increase) in prepaid expenses                   -                75,064            (2,421)
    Increase in accounts payable and accrued
     expenses - related parties                               -                32,953                 -
    Increase in accounts payable and accrued expenses     1,527                96,999            62,218
  NET CASH (USED IN) OPERATING ACTIVITIES               (17,858)             (127,032)         (412,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Hydroflo Water Treatment, Inc.          (38,793)                    -                 -
  Purchases of property and equipment                         -                (2,688)          (72,293)
NET CASH (USED IN) INVESTING ACTIVITIES                 (38,793)               (2,688)          (72,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of common stock, net of transaction expenses      -                55,535           471,000
  Stock subscription receipts                                 -                 4,000           140,300
  Proceeds from convertible notes payable                50,000                55,000                 -
  Proceeds from related party borrowing                  20,000                15,000                 -
NET CASH PROVIDED BY FINANCING ACTIVITIES                70,000               129,535           611,300

NET (DECREASE) INCREASE IN CASH                          13,349                  (185)          126,943

CASH AT BEGINNING OF PERIOD                                 532                   717            58,876

CASH AT END OF PERIOD                                $   13,881          $        532        $  185,819
                                                     ===========         =============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Income taxes paid                                    $        -          $          -        $        -
                                                     ===========         =============       ===========
Interest paid                                        $        -          $          -        $        -
                                                     ===========         =============       ===========
________________________________________________________________________________________________________

See notes to condensed financial statements.

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

Effective March 4, 2004, the Company became a diversified internally managed, closed-end investment company that elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. We intend to focus on providing financing and advisory services to companies throughout the United States in the sewage treatment and other related industry sectors.

Liquidity

We have recognized net losses and negative operating cash flow since our inception. For the nine months ended March 31, 2004, we and HWTI had combined net losses of approximately $1,678,000 and we have a combined net working capital deficit of approximately $55,000. Cash used in operations during the nine months ended March 31, 2004 approximated $145,000 and an additional $2,688 was used in acquiring additional property and equipment and for patent related costs. Until such time that we can generate sustained profitable operations, we will require additional funding to further develop, market and distribute our products.

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule
10-1 and Article 6 of Regulation S-X of the Securities and Exchange Commission
(the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United
States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.

Beginning March 4, 2004, the accompanying financial statements reflect the separate accounts of HydroFlo, Inc., and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and
Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

Prior to March 4, 2004, the accompanying financial statements included the general accounts of the company and its now wholly owned operating subsidiary,
Hydroflo Water Treatment, Inc. ("HWTI")

The nature of the Company's operations and its reported financial position, results of operations and its cash flows are dissimilar for the periods prior to and subsequent to its becoming a business development company. As such operating results for the various periods presented are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The accompanying financial statements and the notes thereto should be read in conjunction with the condensed notes included herein and included in our audited financial statements as of June 30, 2003 and for the years ended June 30, 2003 and 2002 contained in our Form 10-KSB.

Conversion to Business Development Company

The Company's results of operations for the nine months ended March 31, 2004 are divided into three periods. The eight-month period and two-month period, representing the period July 1, 2003 through March 3, 2004 and January 1, 2004 through March 31, 2004, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The one-month period, representing the period March 4, 2004 through
March 31, 2004, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning March 4, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments--see corresponding sections below for further discussion.

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

Valuation of Investments

At March 31, 2004, approximately 98% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Note B - Convertible Notes Payable

During the quarter ended March 31, 2004 we issued and currently have outstanding convertible notes aggregating $105,000. The notes carry a premium of 8% of the principal amount, and entitled each of the note holders to an additional premium of one share of common stock for each $1 loaned to the Company. The notes are convertible into common shares at a rate of $.70 per share price on the date we receive notice of the conversion.

Note C -Shareholders' Equity

On February 25, 2004, we increased our authorized number of common shares for issuance to 500,000,000 from 20,000,000. No adjustment was made to our par value per share.

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

We have granted options to purchase shares of our common stock in conjunction with an employment agreement entered into during fiscal 2001. The options vest one year from the date of each grant. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $2.06 per share for options granted during fiscal 2004. The weighted average remaining contractual lives of granted options are approximately 4 years. Stock option compensation expense recorded during the nine months ended
March 31, 2004 approximated $385,000. The summary of stock option activity is shown below:

                                                         Options        Weighted Average
                                                       Outstanding       Exercise Price

Outstanding at July 1, 2003                              1,012,500            0.22
Options granted during fiscal 2004                         337,500            0.22
Options exercised during fiscal 2004                        (3,000)           0.22

Outstanding at March 31, 2004                            1,347,000            0.22
                                                        ===========          ======

Options exercisable at March 31, 2004                    1,009,500            0.22
                                                        ===========          ======

Series A Preferred Stock - On December 30, 1999, the Company's board of directors authorized 5,000,000 shares of Series A Preferred Stock. On March 1,
2004, the Company issued 3,800,000 shares of Series A Preferred Stock in consideration of a $170,000 non-interest bearing note payable, issued in June
2003, to Free Harbor LLC and 200,000 shares to Nicholas Investment Company, Inc in consideration of services rendered.

The Series A Preferred Stock has no preference in liquidation over common stock, is convertible into three (3) shares of common stock at the election of the individual holders after twelve months following the date of issuance, shall not be entitled to receive dividends and distributions, has no voting rights, and are entitled, as a class, to elect two members of the Board of Directors.

Note D - Commitments and Contingencies

In April 2004, we entered into a twelve month agreement with one of our directors which provides a $1,500 per month director fee.

NOTE E - Investment in HWTI and Related Condensed Notes

We have a 100% ownership interest in HWTI. Summarized financial information and condensed footnotes for this investee as of and for the full nine months ended
March 31, 2004 is as follows:

Unaudited                                             2004

Total assets                                      $    230,682
                                                  =============

Total liabilities                                 $    177,082
Stockholder's Equity                                    53,600

Total liabilities and Stockholder's Equity        $    230,682
                                                  =============

Revenues                                          $    110,708
Expenses                                             1,469,168
Net Loss                                          $ (1,358,460)
                                                  =============

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

Other Related Party Transactions

At March 31, 2004, we had amounts payable of $41,900 due to Free Harbor LLC for management services. One of our directors is the managing partner of Free Harbor
LLC. Expenses incurred under this arrangement totaled $13,800 and $41,400 for the three and nine months ended March 31, 2004. Fees are not payable by us until we have reached profitability on a cash basis.

Commitments and Contingencies

In connection with the management agreement with Free Harbor LLC (discussed in
Note E), we have agreed to pay Free Harbor LLC 10% of pretax profits as long as the management agreement is in effect. Additionally, in connection with one employment agreement, we have agreed to pay that employee 5% of pretax profits so long as he remains an employee ours.

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

Effective March 3, 2004, we created a new wholly owned subsidiary, Hydroflo
Water Treatment, Inc. ("HWTI"), and converted to a Business Development Company
("BDC") under the Investment Company Act of 1940. Upon completion of this conversion, we became an internally managed, diversified, closed-end investment company.

Conversion to Business Development Company

The Company's results of operations for the nine months ended March 31, 2004 are divided into three periods. The eight-month period and two-month period, representing the period July 1, 2003 through March 3, 2004 and January 1, 2004 through March 31, 2004, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The one-month period, representing the period March 4, 2004 through

March 31, 2004, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning March 4, 2004 are different than those of prior periods and, therefore, the results of operations of these periods are not directly comparable.

Portfolio Composition

Our primary business is lending to and investing in businesses, with subordinated debt and equity-based investments, including warrants and equity appreciation rights. We currently invest in one Company, HWTI, the total portfolio value of this investment in non-publicly traded securities was
$1,922,690 million at fair value at March 31, 2004.

Results of Operations - For the one month period March 4, 2004 through March 31,
2004 after BDC Conversion

Because we have only operated as a BDC for the one month, we generated no revenues. We incurred $319,795 in expenses. $300,000 of these expenses were the result of stock issued in connection with certain consulting related to the conversion to a BDC. The remaining $19,795 were related to employee and support expenses related to the operation of the BDC.

Results of Operations - Prior to BDC Conversion

Due to the Company's change of status and becoming a business development company under the Investment Company Act of 1940, as amended, the following financial reporting is not directly comparable to previous quarterly filings.

Two months ended March 3, 2004 vs. three months ended March 31, 2003

Our revenues for the two-month period ending March 3, 2004 total $2,600, versus revenues of $73,981 for the three-month period the previous year. Sales were for the rental of a unit to Tyson Foods for use in Arkansas.

Employee compensation decreased to $24,323 for the period ended March 3, 2004 from $228,139 for the period ended March 31, 2003.

Management fees (related-party) remained stable monthly at $9,200 for the period ended March 3, 2004 compared to $13,800 for the period ended March 31, 2003.

Research and development costs increased to $590 for the period ended March 3,
2004 from $341 for the period ended March 31,2003. This increase was due to the continuing development of additional technology and products for use in industrial applications.

Rent costs decreased to $1,698 for the period ended March 3, 2004 from $4,671 for the period ended March 31, 2003.

Marketing costs decreased to $57 for the period ended March 3, 2004 from $3,018 for the period ended March 31, 2003.

General and administrative costs increased to $549,217 for the period ended
March 3, 2004 from $75,605 for the period ended March 31, 2003.

As a result of the forgoing, our net loss increased to $586,711 for the two-month period ended March 3, 2004 compared to $271,365 for the three-month period in 2003.

Eight months ended March 3, 2004 vs. nine months ended March 31, 2003

Our revenues for the eight-month period ending March 3, 2004 total $109,208, versus revenues of $126,481 for the nine-month period the previous year. Our revenues consisted of the sale of a unit to our North Carolina Representative for use at Greensboro, and the rental of a unit to North Carolina State
University for their testing use with animal waste, the sale of a unit to
Carolina Water Service for use at Harrisburg, North Carolina, and the rental of a unit to Tyson Foods for use in Arkansas.

Employee compensation decreased to $489,335 for the period ended March 3, 2004 from $675,416 for the period ended March 31, 2003.

Management fees (related-party) remained stable monthly at $32,200 for the period ended March 3, 2004 compared to $41,400 for the period ended March 31,
2003.

Research and development costs increased to $7,018 for the period ended March 3,
2004 from $5,958 for the period ended March 31, 2003. This increase was due to development of additional technology and products for use in industrial applications.

License Fees decreased to $0 for the period ended March 3, 2004 from $12,500 for the period ended March 31, 2003. This decrease was due to the termination of the licensing agreement for the aeration basin technology.

Rent costs decreased to $11,033 for the period ended March 3, 2004 from $13,795 for the period ended March 31, 2003.

Marketing costs decreased by $13,746 or 84.3% to $2,551 for the period ended
December 31, 2003 from $16,297 for the period ended December 31, 2002. This decrease was caused by decreased marketing travel and trade show advertising expenses.

Contributions decreased $0 for the period ended March 3, 2004 compared to
$10,800 for the period ended March 3, 2003.

General and administrative costs increased to $795,384 for the period ended
March 3, 2004 from $227,684 for the period ended March 31, 2003. This increase was due to accounting for stock issuance.

As a result of the forgoing, our net loss increased to $1,297,848 for the eight-month period ended March 3, 2004 compared to $893,318 for the nine-month period in 2003.

Liquidity and Capital Resources

Because we only just converted to a BDC on March 4, 2004 and continue to support the financing needs of our single portfolio investee, the following discussion is a combination of our liquidity uses and needs and those of our portfolio investee for the entire nine months ended March 31, 2004 and in the subsequent near term.

For the nine months ended March 31, 2004, we had a combined net loss of approximately $1,675,000 and generated negative combined cash flow from operating activities of $200,000. We had a net combined working capital deficit of approximately $55,000 at March 31, 2004. The cash used in operations was primarily due to officers' and employee compensation and other costs associated with generating sales and revenue for the company.

As of May 15, 2004, we have $367,313 in combined cash, $260,672 in accounts receivable and pending contracts on unit installations to be placed in service within three months. These resources are sufficient for us to continue operations for approximately twelve months. Subsequent to March 31, 2004, we have received funds by use of convertible debentures in the amounts of $435,000 and will continue to raise funds using this method.

If we do not generate any additional net revenues from sales, including collection of outstanding accounts receivable, or proceeds from the sale of securities before May 31, 2005, we will be unable to continue operations thereafter.

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions.

Valuation of Investments

At March 31, 2004, approximately 98% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a) (41) of 1940 Act, is
(i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The structure of each debt and equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing interest rate, repayment terms, prepayment penalties, financial covenants, operating covenants, ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

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

Given the material weaknesses identified above, management devoted additional resources to resolving questions that arose during the quarterly reporting cycle. Significant adjustments were necessary to convert management's internal financial records to the final reported amounts in the Form 10Q. As a result, management is confident that its financial statements fairly present, in all material respects, the financial condition and results of operations of the
Company.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities

  Issuance of Unregistered Securities-

  In the third quarter of 2004 we issued:

        - 4,000,000 shares of convertible preferred stock (convertible into
          12,000,000 shares of common stock) to two investors.

        -$105,000 in convertible notes payable, interest accruing at 8% per annum, principle and interest payable in three (3) years (convertible into shares of common stock at 70% of the market price of our stock at the date of conversion) to six investors.

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

Item 3. Defaults upon Senior Securities.

  None

Item 4. Submission of Matters to a Vote of Security Holders.

  None

Item 5. Other Information.

  None

Item 6. Exhibits and Reports on 8K

Exhibits

        31 Certification
        32 Certification

Reports on Form 8-K

      8-K Current report, Item 6. Resignation of Director - March 1, 2004

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

Date: May 24, 2004

