Form 10-K
period 2004-06-30
HYDROFLO INC
filed 2004-10-15
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from _______________________ to _____________

                        Commission file number: 000-50355

                                 HydroFlo, Inc.
                 (Name of small business issuer in its charter)

         North Carolina                                56-2171767
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

               3721 Junction Blvd., Raleigh, North Carolina 27603
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (919) 772-9925

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                       $0.01 PAR VALUE COMMON VOTING STOCK
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF
REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            State issuer's revenues for its most recent fiscal year.
                                    $109,208
                      ___________________________________

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of
September1, 2004 is $2,019,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,551,441 Issued common shares as of
September 1, 2004.

              DOCUMENTS INCORPORATED BY REFERENCE - NOT APPLICABLE.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

GENERAL

As a business development company, we provide long-term debt and equity investment capital to support the expansion of companies in a variety of industries. We generally invest in illiquid securities through privately negotiated transactions. We generally invest in private small to middle market companies. Our investment and lending activity is generally focused in private finance.

Our investment portfolio consists primarily equity investments in companies, which may or may not constitute a controlling equity interest. At June 30, 2004, our investment portfolio totaled $2,011,000 at fair value. Our investment objective is to achieve current income and capital gains.

CORPORATE HISTORY

(a) Business Development.

HydroFlo, Inc. ("the Company") was incorporated in North Carolina on December
30, 1999. We operate a website at http://www.hydroflo.us. The Company began trading on the OTC Bulletin Board on May 23, 2003. Effective March 4, 2004, the
Company converted to a Business Development Company under the Investment Company
Act of 1940.

SUBSIDIARIES, THEIR PRODUCTS, SERVICES, AND MARKETS.

The Company had one subsidiary at the end of the reporting fiscal year:

1.) HydroFlo Water Treatment, Inc.

HydroFlo Water Treatment is a provider of wastewater treatment solutions for industrial and governmental entity customers. They design, build, and install aeration equipment used for pre-treatment of wastewater. They also provide a full range of related services to companies and municipalities to treat their wastewater at the treatment plant by the use of the energy efficient aeration systems in treatment lagoons.

Using our patented HydroFlo Pressure Line Up Stream or PLUS pre-treatment system, customers begin the treatment process at their pumping stations, prior to the wastewater reaching a treatment plant.

DISTRIBUTION METHOD OF THE PRODUCTS AND SERVICES.

HydroFlo Water Treatment sells their products and services through a combination of direct sales and sales through manufacturer's representatives. The distribution is directed to both the private sector, such as the industrial food processing plants, and the governmental sector, both domestic and foreign.

COMPETITIVE BUSINESS CONDITIONS.

The wastewater treatment industry is increasingly competitive with competitors using various technologies. We expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and there are no assurances that we can keep pace with the intense competition in this market.

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

Intellectual Property

US Patent # 6,284,138 "Method and arrangement for introduction of sewage pre-treatment upstream of sewage treatment facility" was issued to HydroFlo in
September, 2001. This patent provides the company the protection for the addition of air or oxygen to wastewater in the pipeline system for the purpose of wastewater pre-treatment.

RESEARCH AND DEVELOPMENT

The Company currently has no research and development group. Periodically, we make refinements to our products on a line production basis.

NUMBER OF EMPLOYEES.

As of the close of the reporting period, the Company had 1 employee and
HydroFlo Water Treatment had 4 employees.

RECENT DEVELOPMENTS

On August 4, 2004 the Company acquired Arsenic Removal Technologies, Inc, a company holding the arsenic removal technology rights developed by the
University of Wyoming. The subsidiary company was purchased using 2,823,529 shares of restricted common stock of the Company. We hold 100% of the stock in this subsidiary company and plan to develop and market the technology throughout the world. After purchase, the company was re-incorporated in North Carolina with a change of name to Metals & Arsenic Removal Technology, Inc.

REGULATION OF A BUSINESS DEVELOPMENT COMPANY

A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a business development company, we may not acquire any asset other than
"qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets.

The principal categories of qualifying assets relevant to our business are:

o  Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

o  Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

o  Cash, cash items, government securities or high quality debt securities
   (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company), and that:

o  does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

o  is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

o  meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We are periodically examined by the SEC for compliance with the 1940 Act. As of the date of this filing we have not been examined by the SEC and have not been notified of a pending examination.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the

Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. The code of ethics is filed as an exhibit to this 10K which will be on file at the SEC. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on operations of the Public Reference Room by calling the SEC at (202) 942-8090.

In addition, the code of ethics is available on the EDGAR Database on the SEC
Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing to the SEC's Public Reference
Section, 450 5th Street, NW, Washington, D.C. 20549. Additionally, the code of ethics will be posted on our corporate website, www.hydroflo.us.

As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a
"majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

REGULATED INVESTMENT COMPANY STATUS. We have not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of
1986.

RISK FACTORS

INVESTING IN HYDROFLO INVOLVES A NUMBER OF SIGNIFICANT RISKS RELATING TO OUR
BUSINESS AND INVESTMENT OBJECTIVE. AS A RESULT, THERE CAN BE NO ASSURANCE THAT
WE WILL ACHIEVE OUR INVESTMENT OBJECTIVE. IN ADDITION TO THE RISK FACTORS
DESCRIBED BELOW, OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER
MATERIALLY INCLUDE:

o  GLOBAL ECONOMIC DOWNTURNS, COUPLED WITH WAR OR THE THREAT OF WAR;

o  RISK ASSOCIATED WITH POSSIBLE DISRUPTION IN OUR OPERATIONS DUE TO TERRORISM;

o  FUTURE REGULATORY ACTIONS AND CONDITIONS IN OUR OPERATING AREAS; AND

o  OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN OUR
   PUBLIC ANNOUNCEMENTS AND SEC FILINGS.

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK. Our portfolio consists of primarily investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.
There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID. We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio may be subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors or as determined by a business valuation expert and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2004, approximately 82% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis and use a valuation expert for year-end . Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. For June 30, 2004, we used an independent valuation specialist to assist us in our good faith estimate of the fair value of our investment.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.
Any changes in estimated fair value are recorded in our statement of operations as "Net unrealized gains (losses)."

ECONOMIC RECESSIONS OR DOWNTURNS COULD IMPAIR OUR PORTFOLIO COMPANIES AND HARM
OUR OPERATING RESULTS. Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. Our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions.
The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

OUR PRIVATE FINANCE INVESTMENTS MAY NOT PRODUCE CURRENT RETURNS OR CAPITAL
GAINS. Private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants, or options. As a result, private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. We cannot be sure that our portfolio will generate a current return or capital gains.

WE MAY BORROW MONEY WHICH MAGNIFIES THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS
INVESTED AND MAY INCREASE THE RISK OF INVESTING IN US. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged.
Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed.

CHANGES IN INTEREST RATES MAY AFFECT OUR COST OF CAPITAL AND NET INVESTMENT
INCOME. Because we can borrow money to make investments, our net investment income before net realized and unrealized gains or losses, or net investment income, can be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We can use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.

WE OPERATE IN A COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES. We compete for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors have greater resources than we
do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

WE DEPEND ON KEY PERSONNEL. We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities.

CHANGES IN THE LAW OR REGULATIONS THAT GOVERN US COULD HAVE A MATERIAL IMPACT ON
US OR OUR OPERATIONS. We are regulated by the SEC. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, real estate investment trusts, and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

RESULTS MAY FLUCTUATE AND MAY NOT BE INDICATIVE OF FUTURE PERFORMANCE. Our
operating results will fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions.

OUR COMMON STOCK PRICE MAY BE VOLATILE. The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

o price and volume fluctuations in the overall stock market from time to time;

o significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

o changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

o general economic conditions and trends;

o loss of a major funding source; or

o departures of key personnel.

ITEM 2. DESCRIPTION OF PROPERTY.

We share our offices with HydroFlo Water Treatment.

Our offices are located at 3721 Junction Blvd., Raleigh, NC 27603. Our telephone number is 919-772-9925.

Office space of 1,600 square feet is rented for $1,350 per month from Gary and
Theresa Schlotterer. We are now on a month-to-month lease. Our offices are in good condition and are sufficient to conduct our operations.

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

All of the manufacturing endeavors of the Company are accomplished by one of three available suppliers.

ITEM 3. LEGAL PROCEEDINGS.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded over the counter and quoted on the OTC NASDAQ
Electronic Bulletin Board under the Signal "HYRF." That symbol became effective on May 25, 2003. The following table represents the range of the high and low bid prices of the Company's stock for each fiscal quarter time since trading began. Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                 Net Asset       Range of Sales
                                 Value per            Prices
      Year    Quarter            Share (1)     High      Low      Close

      2003    Third Quarter        $N/A       $ 2.25    $ 1.10     1.70
              Fourth Quarter        N/A         1.75       .25     0.55

      2004    First Quarter         0.11        1.50       .35     1.25
              Second Quarter        0.15        1.25       .10      .10

(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The net asset values shown are based on outstanding common shares at the end of each period.

Our market has traded sporadically and is often thinly traded with large changes in volume of shares traded on any particular day. Shareholders should consider the possibility of the loss of the entire value of their shares.

As of June 30, 2004 the authorized capital of the company is 500,000,000 shares of common voting stock par value $.01 per share and 5,000,000 shares of preferred stock. As of June 30, 2004 the Company has outstanding 28,277,912 shares of common stock and 4,000,000 shares of $.01 preferred stock.

Options

We granted options to purchase shares of common stock in conjunction with an employment agreement with Mr. Barbee entered into during fiscal 2001. The options vest over one year from the date of each grant and expire five years after the grant date. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $2.03, $1.82 and
$1.77 per share for options granted during fiscal 2004, 2003 and 2002, respectively. The weighted average remaining contractual lives of granted options are approximately 4 years. The summary of stock option activity is shown below:

o        Options granted during fiscal 2004 - 337,500 @ $0.22
o        Options exercised during fiscal 2004 - 3,000 @ $0.22
o        Outstanding at June 30, 2004 - 1,347,000  @ $0.22
o        Options exercisable at June 30, 2004 - 1,009,500

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

Holders

As of June 30, 2004, there were 28,277,912 shares of common stock issued and outstanding held by 94 shareholders of record.

Dividends

We do not anticipate paying dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are "penny stocks"
as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:

o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with our "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and
the Financial Statements and notes thereto. As discussed in Note A to the
Financial Statements, we converted to a Business Development Company effective
March 4, 2004. The results of operations for fiscal 2004 are divided into two periods, the "Post-Conversion as a Business Development Company" period and
"Pre-Conversion prior to becoming a Business Development Company" period.
Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of
1940 and, as a result, the financial results for periods prior to March 4, 2004 are not comparable to the period commencing on March 4, 2004 and are not expected to be representative of our financial results in the future. In addition, the financial results for periods prior to July 1, 2003 are not comparable to the period commencing on July 1, 2003 and are not expected to be representative of our financial results in the future.

                                                            For the years ended June30,

                            March 4,     July 1,                                              December 8,
                            2004 to      2004 to                                               1999 to
                            June 30,     March 3,                                              June 30,
                              2004        2004             2003        2002        2001         2000
Financial Position:
 Total Assets              $2,434,125                 $    395,762  $  181,180  $   46,576  $  85,732
 Total Liabilities              1,781                      247,626     157,884      68,688      5,432
 Net Assets /
  Stockholders'
  Equity (Deficit)          2,432,344                      148,136      23,296     (22,112)    80,290

Operations:
 Operating Revenue         $        0   $    109,208       244,243       5,001           0          0
 Operating Expenses           589,304      1,407,058     1,403,144     930,320     313,468     42,607
 Net Investment gain            2,592            N/A           N/A         N/A         N/A        N/A
 Net Loss                     589,656      1,297,848     1,153,876     924,504     311,277     41,602

Per Share Data:
  Net Assets /
    Book Value                   0.09                         0.03       0.001       0.001      0.005
  Closing market Price           0.10           0.43           N/A         N/A         N/A        N/A
  Loss per share                 0.03           0.08          0.07        0.06        0.02      0.003

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information contained in this section should be read in conjunction with the
Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10K. The 10K, including the Management's Discussion and
Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties.
These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends",
"plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our ability to increase our non-performing assets, (2) a contraction of available credit and/or an inability to access the equity markets could impair our investment activities, (3) the risks associated with the possible disruption in the
Company's operations due to terrorism and (4) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and
Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report.

                                    OVERVIEW

The following discussion should be read in conjunction with the financial statements for the period ended June 30, 2004 included with this Form 10-K.

Effective March 4, 2004, we converted to a Business Development Company under the Investment Company Act of 1940. Upon completion of this conversion, we became an internally managed, diversified, closed-end investment company. Prior to the conversion we were an operating company. Those operations were transferred to HydroFlo Water Treatment, Inc., a wholly owned investment of ours. HydroFlo Water Treatment, Inc., is an international provider of wastewater pre-treatment solutions, treating wastewater for industrial and municipal customers. HydroFlo designs, builds, and installs water and wastewater treatment systems and provides a full range of related services to companies and municipalities to treat their wastewater.

Because of our conversion to a Business Development Company ("BDC") the results of operations for the year ended June 30, 2004 are split between the eight-month period from July 1, 2003 through March 3, 2004 (pre conversion) and the four-month period from March 4, 2004 through June 30, 2004 (post conversion which includes a one-time conversion adjustment). The principal differences between these two reporting periods are: (1) we no longer include the operations of our operating ("portfolio") company in our financial statements, and (2) we now value our ownership of the portfolio company at fair value.

POST-CONVERSION TO A BUSINESS DEVELOPMENT CORPORATION

                             PORTFOLIO COMPOSITION

Our primary business is investing in businesses with equity-based investments.
The total portfolio value of investments in non-publicly traded securities was
$2.011 million at fair value at June 30, 2004.

                                   OPERATIONS

We generated no income during the period March 4, 2004 to June 30, 2004. We incurred approximately $589,000 in expenses during this period. Approximately
$497,000 of these expenses were non-cash stock based expenses paid to consultants. The remaining $92,000 represented management fees to our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

During the period March 4, 2004 to June 30, 2004, we incurred $2,944 in interest expense and recorded an unrealized gain of $2,592 from our investment in
HydroFlo Water Treatment, Inc.

As a result of the foregoing, we incurred a net loss of approximately $590,000 for the period March 4, 2004 to June 30, 2004.

PRIOR TO CONVERTING TO A BUSINESS DEVELOPMENT CORPORATION

                                OPERATING INCOME

Our aggregate sales were $109,208 for the eight-months ended March 3, 2004. This compares with revenues of $244,243 and $5,001 for the years ended June 30, 2003 and 2002 respectively. These sales numbers fluctuate, and are not very comparable, due to the fact that we are just beginning to penetrate the market place.

                               OPERATING EXPENSES

Employee compensation expenses were $489,333 for the eight-months ended March 3,
2004. This compares with expenses of $907,755 and $606,072 for the years ended
June 30, 2003 and 2002 respectively. On an annualized basis, we experienced a
19% decrease in compensation expense in 2004 from 2003. This decrease is the result of a reduction in staff costs associated with lower than expected sales during 2004.

Management fees (related-party) expenses were $32,200 for the eight-months ended
March 3, 2004. Annualized, this is comparable with expenses of $55,200 and
$55,200 for the years ended June 30, 2003 and 2002 respectively.

Research and development expenses were $7,018 for the eight-months ended March
3, 2004. This compares similiarly with expenses of $5,988 and $15,658 for the years ended June 30, 2003 and 2002 respectively

Other General and Administrative expenses were $839,415 for the eight-months ended March 3, 2004. This compares with expenses of $393,581 and $250,219 for the years ended June 30, 2003 and 2002 respectively. On an annualized basis, we experienced a 320% increase in 2004 from 2003. This increase is the result of increased marketing efforts and the use of non-cash stock based compensation.

                             OTHER INCOME/EXPENSES

Interest income was $0 for the eight-months ended March 3, 2004. This compares with income of $5,025 and $730 for the years ended June 30, 2003 and
2002, respectively. This decrease in 2004 is the result of our not having significant amounts of cash on hand, while during 2003 we were raising cash to assist in our business development.

                                    NET LOSS

As a result of the foregoing, we incurred a loss of $1,297,848 for the eight-months ended March 3, 2004 compared to losses of $1,153,876 and $924,504 for the years ended June 30, 2003 and 2002, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004 and June 30, 2003, we had $406,762 and $131,373, respectively, in cash and cash equivalents. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

For the next eight months, we expect our cash on hand and cash generated from operations, to be adequate to meet our cash needs, including additional advances to the companies we invest in. Management's plans regarding continued operation include the possibility of raising additional equity capital via the sale of stock which can now be accomplished due to the filing as a Business Development
Company. Aggressive sales efforts in our prtfolio companies will likely increase sales of product by the subsidiaries in the coming year and may result in less funding we need to provide to them or may even result in a cash return on our investment.

During the year ended June 30, 2004, the Company has not engaged in:

        o Material off-balance sheet activities, including the use of structured finance or special purpose entities;
        o Trading activities in non-exchange traded contracts; or
        o Transactions with persons or entities that benefit from their non-independent relationship with the Company.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2004 are:

                                                Payments Due by Period

                                    Less than
Contractual Obligations     Total     1 year    1-3 years  4-5 years  After 5 years

Other Obligations          $1,781     $1,781           -         -             -

PRIVATE PORTFOLIO COMPANY INVESTMENTS

The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at June 30, 2004:

    Name of Company               Nature of its Principal Business     Cost     Fair Value

HydroFlo Water Treatment, Inc.    Waste Water Treatment Solutions   $2,008,408  $2,011,000

RECENT DEVELOPMENTS

On August 4, 2004 the Company acquired Arsenic Removal Technologies, Inc, a company holding the arsenic removal technology rights developed by the
University of Wyoming. The subsidiary company was purchased using 2,823,529 shares of restricted common stock of the Company. We hold 100% of the stock in this subsidiary company and plan to develop and market the technology throughout the world. After purchase, the company was re-incorporated in North Carolina with a change of name to Metals & Arsenic Removal Technology, Inc.

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions.

VALUATION OF INVESTMENTS

At June 30, 2004, our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and
(ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

As a business development company, we invest primarily in illiquid equity securities of private companies. The structure of each equity security is specifically negotiated to enable us to protect our investment and maximize our returns. Our investments generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

VALUATION OF EQUITY SECURITIES

With respect to private equity securities, each investment is valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment, as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate our private equity valuation.

New Accounting Pronouncements

We have reviewed all new accounting pronouncements issued through June 2004 and have determined that none of them would have a material impact on our financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our business activities contain elements of risk. We consider the principal types of risk to be portfolio valuations. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

As a business development company, we invest in illiquid securities including equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our investments at fair value as determined in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale.
Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

Impact of Inflation

We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

ITEM 8. FINANCIAL STATEMENTS.

                                 HYDROFLO, INC.

                              Financial Statements
                          as of June 30, 2004 and 2003
                               and for the periods
                      March 4, 2004 (date of conversion to
                         a Business Development Company)
               to June 30, 2004 and July 1, 2003 to March 3, 2004,
                 and for the years ended June 30, 2003 and 2002
                                       and
                        Report of Independent Registered
                             Public Accounting Firm

                                 HYDROFLO, INC.

                                TABLE OF CONTENTS
________________________________________________________________________________

                                                                    Page

Report of Independent Registered Public Accounting Firm               18

Balance Sheets as of June 30, 2004 and 2003                           19

Statements of Operations for the periods March 4, 2004 (date of conversion to a Business Development Company - "BDC") to
   June 30, 2004 and July 1, 2003 to March 3, 2004, and for the
   years ended June 30, 2003 and 2002                                 20

Statements of Changes in Net Assets for the periods March 4, 2004
   (date of conversion to a BDC) to June 30, 2004 and July 1, 2003 to March 3, 2004, and for the years ended June 30, 2003
   and 2002                                                           21

Statements of Cash Flows for the periods March 4, 2004 (date of conversion to a BDC) to June 30, 2004 and July 1, 2003 to March
   3, 2004, and for the years ended June 30, 2003 and 2002            22

Schedule of Investment(s) as of June 30, 2004                         24

Notes to Financial Statements                                         25

________________________________________________________________________________

                     [Letterhead of Kingery & Crouse, P.A.]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HydroFlo, Inc.:

We have audited the accompanying balance sheet and statement of investment(s) of
HydroFlo, Inc. (the "Company") as of June 30, 2004, and the related statements of operations, changes in net assets and cash flows for the periods March 4,
2004 (date of conversion to a Business Development Company - "BDC") to June 30,
2004 and July 1, 2003 to March 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note xx to the financial statements, an investment amounting to
$2,011,000 (83% of total assets) at June 30, 2004 has been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the Board of Directors in valuing such investment and have inspected underlying documentation; , while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30,
2004, and the results of its operations and cash flows for the periods March 4,
2004 (date of conversion to a BDC) to June 30, 2004 and July 1, 2003 to March 3,
2004, in conformity with accounting principles generally accepted in the United
States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and negative cash flows. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the financial statements, accounting principles used in the preparation of the financial statements as of and for the period March 4,
2004 (date of conversion to a BDC) to June 30, 2004) under the Investment
Company Act of 1940 are different than those used for prior periods and therefore such statements are not directly comparable.

/s/ Kingery & Crouse, P.A.

October 11, 2004
Tampa, FL

                                 HYDROFLO, INC.

                   BALANCE SHEETS AS OF JUNE 30, 2004 AND 2003
___________________________________________________________________________________

ASSETS                                                     2004            2003

INVESTMENT IN AND ADVANCES TO CONTROLLED
  COMPANY (at fair value with a cost of $2,008,408)    $  2,011,000    $          -

CASH                                                        406,762         131,373

ACCOUNTS RECEIVABLE                                               -          24,443

INVENTORY                                                         -          32,045

PREPAID EXPENSES                                                  -          76,995

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $13,892 and $23,138, respectively)         16,363          93,794

OTHER ASSETS                                                      -          37,112

TOTAL (including total current assets of $264,856 at
  June 30, 2003)                                       $  2,434,125    $    395,762
                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED AND OTHER LIABILITIES     $      1,781    $     75,877

ACCOUNTS PAYABLE ANDACCRUED AND OTHER LIABILITIES -
  RELATED PARTY                                                   -           1,749

CONVERTIBLE NOTES PAYABLE                                         -         170,000
    Total liabilities (including total current
       liabilities of $77,626 as of June 30, 2003             1,781         247,626

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $0.001 par value,
   5,000,000 shares authorized; 4,000,000 and zero
   shares issued and outstanding as of June 30, 2004
   and 2003, respectively                                     4,000               -
  Common stock, $0.01 par value, 500,000,000 shares
   authorized; 28,277,912 and 15,811,050 shares issued
   and outstanding as of June 30, 2004 and 2003,
   respectively                                             282,780         158,111
     Additional paid-in capital                           2,590,344       2,330,471
     Stock subscriptions receivable                          (2,958)         (6,959)
     Stock purchase warrants                                147,834         147,834
     Deferred compensation                                        -         (50,062)
     Deficit                                               (589,656)     (2,431,259)
          Total stockholders' equity                      2,432,344         148,136

TOTAL                                                  $  2,434,125    $    395,762
                                                       =============   =============

NET ASSET VALUE PER SHARE                              $       0.09
                                                       =============

___________________________________________________________________________________

See notes to financial statements.

                                 HYDROFLO, INC.

                            STATEMENTS OF OPERATIONS
___________________________________________________________________________________________________________

                                                      As a               Prior to Converting to a
                                                       BDC          Business Development Company ("BDC")

                                                     For the        For the
                                                   Period March   Period July      For the       For the
                                                    4, 2004 to    1, 2003 to     Year ended    Year ended
                                                     June 30,       March 3,      June 30,      June 30,
                                                       2004           2004          2003          2002

REVENUES                                           $          -   $   109,208   $   244,243   $     5,001

COST OF GOODS SOLD                                            -        39,090        40,620         5,086

GROSS MARGIN                                                  -        70,118       203,623           (85)

OTHER OPERATING EXPENSES:
     Employee compensation and benefits                       -       489,335       907,755       606,072
     Management fee                                      18,400        32,200        55,200        53,200
     Research and development                                 -         7,018         5,988        15,658
     Other general and administrative                   570,904       839,415       393,581       250,219
          Total other operating expenses                589,304     1,367,968     1,362,524       925,149

LOSS FROM OPERATIONS                                   (589,304)   (1,267,460)   (1,158,901)     (925,234)

OTHER INCOME (EXPENSE):
     Interest income                                          -             -         5,025           730
     Interest expense                                    (2,944)            -             -             -
          Total other income (expense)                   (2,944)            -         5,025           730

NET UNREALIZED GAIN ON INVESTMENT                         2,592             -             -             -

NET LOSS                                           $   (589,656)  $(1,297,848)  $(1,153,876)  $  (924,504)
                                                   =============  ============  ============  ============

NET LOSS PER SHARE - Basic and Diluted             $      (0.03)  $     (0.08)  $     (0.07)  $     (0.06)
                                                   =============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-
     Basic and Diluted                               21,982,800    15,916,800    15,740,316    16,222,518
                                                   =============  ============  ============  ============
___________________________________________________________________________________________________________

See notes to financial statements.

                                 HYDROFLO, INC.

            STATEMENTS OF CHANGES IN NET ASSETS FOR THE PERIOD MARCH 4,
                           2004 (date of conversion to
              a BDC) TO JUNE 30, 2004 AND JULY 1, 2003 TO MARCH 3,
              2004, AND FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

_____________________________________________________________________________________________________________________________________________________________________

                                                                                     Additional     Stock        Stock
                                          Preferred Stock         Common Stock        Paid-In    Subscriptions  Purchase    Deferred    Accumulated
                                          Shares   Amount       Shares     Amount     Capital     Receivable    Warrants  Compensation    Deficit         Total

Balance, June 30, 2001                         -        -     16,406,400  $ 109,376  $   571,657   $(642,808)   $ 295,667  $   (3,125)   $  (352,879)   $    (22,112)
Common stock issued                            -        -        416,250      2,775      552,225           -            -           -              -         555,000
Stock subscription receipts                    -        -              -          -            -      67,349            -           -              -          67,349
Stock subscription cancelled                   -        -     (1,284,600)    (8,564)    (419,636)    428,200            -           -              -               -
Stock options granted                          -        -              -          -      375,750           -            -    (375,750)             -               -
Amortization of deferred compensation          -        -              -          -            -           -            -     347,563              -         347,563
Stock purchase warrants cancelled              -        -              -          -      147,833           -     (147,833)          -              -               -
Stock split                                    -        -              -     51,794      (51,794)          -            -           -              -               -
Net loss                                       -        -              -          -            -           -            -           -       (589,656)       (924,504)

Balance, June 30, 2002                         -        -     15,538,050    155,381    1,176,035    (147,259)     147,834     (31,312)    (1,277,383)         23,296

Common stock issued                            -        -        273,000      2,730      543,270           -            -           -              -         546,000
Stock subscription receipts                    -        -              -          -            -     140,300            -           -              -         140,300
Stock options granted                          -        -              -          -      600,750           -            -    (600,750)             -               -
Amortization of deferred compensation          -        -              -          -            -           -            -     582,000              -         582,000
Common stock to be issued for service          -        -              -          -       10,416           -            -           -              -          10,416
Net loss                                       -        -              -          -            -           -            -           -       (589,656)     (1,153,876)

Balance, June 30, 2003                         -        -     15,811,050    158,111    2,330,471      (6,959)     147,834     (50,062)    (2,431,259)        148,136

Stock issued for cash                          -        -         90,500        905       84,180           -            -           -              -          85,085
Stock issued for services                      -        -        168,000      1,680      117,958           -            -     (68,000)             -          51,638
Stock subscription receipts                    -        -              -          -            -       4,001            -           -              -           4,001
Stock options granted                          -        -              -          -      681,000           -            -    (681,000)             -               -
Amortization of deferred compensation          -        -              -          -            -           -            -     799,062              -         799,062
Repayment of debt                      4,000,000    4,000              -          -      462,000           -            -    (300,000)             -         166,000
Net loss                                       -        -              -          -            -           -            -           -       (589,656)     (1,297,848)

Balance March 3, 2004                  4,000,000    4,000     16,069,550    160,696    3,675,609      (2,958)     147,834    (300,000)    (3,729,107)        (43,926)

Transfer of Investment of Hydroflo Water
   Treatment, Inc.                             -        -              -          -   (1,845,210)          -            -           -      3,729,107       1,883,897
Stock issued for services                      -        -      1,094,617     10,946      185,628           -            -           -              -         196,574
Stock issued for cash                          -        -      9,488,359     94,884      464,971           -            -           -              -         559,855
Amortization of deferred compensation          -        -              -          -            -           -            -     300,000              -         300,000
Repayment of Debt                              -        -      1,625,386     16,254      109,346           -            -           -              -         125,600
Net loss                                       -        -              -          -            -           -            -           -       (589,656)       (589,656)
Balance June 30, 2004                  4,000,000   $4,000     28,277,912   $282,780   $2,590,344     $(2,958)    $147,834    $      -      $(589,656)     $2,432,344
                                       =========    =====    ============  =========  ===========     =======    =========   =========    ===========     ===========
_____________________________________________________________________________________________________________________________________________________________________

See notes to financial statements

                                 HYDROFLO, INC.

                            STATEMENTS OF CASH FLOWS
________________________________________________________________________________________________________________
                                                           As a BDC            Prior to Converting to a
                                                                          Business Development Company ("BDC")
                                                           For the
                                                        Period March
                                                           4, 2004        For the         For the      For the
                                                           Through      Period July     Year ended   Year ended
                                                           June 30,     1, 2003 to       June 30,     June 30,
                                                             2004      March 3, 2004       2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $ (589,656)   $ (1,297,848)  $ (1,153,876)  $ (924,504)
 Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation                                              13,892          15,770         14,613        5,975
   Amortization of patent costs                                   -             375            560          466
   Net unrealized gain on investment                         (2,592)              -              -            -
   Stock-based compensation                                 196,574          47,638         10,416            -
   Amortization of deferred compensation                    300,000         799,062        582,000      347,563
   Loss on impairment of patent costs                             -           5,949              -            -
   (Increase) decrease in accounts receivable                     -         (68,707)       (19,443)      (5,000)
   (Increase) decrease in inventory, net                          -         (21,133)         4,695      (21,564)
   Decrease (increase) in prepaid expenses                        -          75,064        (76,505)        (280)
   Increase in accounts payable and accrued
      and other liabilities, and convertible notes
      payable                                                 1,261         286,184         89,742       89,196
NET CASH USED IN OPERATING ACTIVITIES                       (80,521)       (157,646)      (547,798)    (508,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Hydroflo Water Treatment, Inc.              (128,807)              -              -            -
 Payments to acquire patents                                      -               -              -      (27,137)
 Purchases of property and equipment                         (4,297)         (2,688)       (66,005)     (39,410)
NET CASH USED IN INVESTING ACTIVITIES                      (133,104)         (2,688)       (66,005)     (66,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock, net of transaction
   expenses                                                 564,855          85,085        546,000      555,000
 Stock subscription receipts                                      -           4,000        140,300       67,349
 Proceeds from convertible notes payable                     50,000          55,000              -            -
 Repayments of related party borrowing                      (15,000)              -              -            -
 Proceeds from related party borrowing                       20,000          15,000              -            -
NET CASH PROVIDED BY FINANCING ACTIVITIES                   619,855         159,085        686,300      622,349

NET CHANGE IN CASH                                          406,230          (1,249)        72,497       47,654
CASH AT BEGINNING OF PERIOD                                     532             717         58,876       11,222
CASH AT END OF PERIOD                                    $  406,762    $        532   $    131,373   $   58,876
                                                         ===========   =============  =============  ===========

                                                                   (Continued)

                                 HYDROFLO, INC.

                      STATEMENTS OF CASH FLOWS (Continued)
________________________________________________________________________________________________________________

                                                           As a BDC            Prior to Converting to a
                                                                          Business Development Company ("BDC")
                                                           For the
                                                        Period March
                                                           4, 2004        For the         For the      For the
                                                           Through      Period July     Year ended   Year ended
                                                           June 30,     1, 2003 to       June 30,     June 30,
                                                             2004      March 3, 2004       2003         2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

Income taxes paid                                        $        -    $          -   $          -   $        -
                                                         ===========   =============  =============  ===========
Interest paid                                            $        -    $          -   $          -   $        -
                                                         ===========   =============  =============  ===========

SUPPLEMENTAL DISCLOSURE OF CASH NON-
CASH INVESTING AND FINANCING ACTIVITES:

Common stock issued for related party note payable       $  105,000    $          -   $          -   $        -
                                                         ===========   =============  =============  ===========
Conversion of related party advances to stock (including
    interest)                                            $   20,600    $          -   $          -   $        -
                                                         ===========   =============  =============  ===========
Preferred stock issued for related party accrued expenses
    converted to note payable during the same period     $        -    $    170,000   $          -   $        -
                                                         ===========   =============  =============  ===========

________________________________________________________________________________________________________________

See notes to financial statements.

                                 HYDROFLO, INC.

                   SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2004
________________________________________________________________________________

                                  Title of Security  Percentage of
Portfolio Company    Industry      Held by Company     Class Held     Fair Value

Hydroflo Water
Treatment, Inc.    Manufacturing     Common Stock         100%       $ 2,011,000

________________________________________________________________________________

                                 HYDROFLO, INC.

                          NOTES TO FINANCIAL STATEMENTS

________________________________________________________________________________

Note A - Summary of Significant Accounting Policies

Nature of Operations and Background

HydroFlo, Inc. (the "Company") was incorporated in North Carolina on December 8,
1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water.

From inception to June 30, 2002, the Company focused primarily on developing and patenting this new technology for the sewage treatment industry. Beginning July
1, 2002, the Company emerged from the development stage and focused on marketing and selling their technology to this industry.

Effective March 4, 2004, the Company became a diversified internally managed, closed-end investment company that elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. As a BDC, the Company intends to provide long-term debt and equity investment capital to support the expansion of companies in a variety of industries. These investments are expected to generally be illiquid securities negotiated through private transactions.

In connection with the Company's conversion to a BDC, the Company formed
Hydroflo Water Treatment, Inc., and simultaneously transferred substantially all of its operating assets and liabilities (exclusive of cash and certain property and equipment) to such entity. HydroFlo Water Treatment, Inc. is an international provider of wastewater pre-treatment solutions, treating wastewater for industrial and municipal customers. HydroFlo designs, builds, and installs water and wastewater treatment systems and provides a full range of related services to companies and municipalities to treat their wastewater.

As a result of the transfer, the Company's deficit at March 4, 2004 was eliminated and the accompanying statements of operations reflect an allocation of revenues and expenses during the periods before and subsequent to the
Company's conversion to a BDC.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its financial position as of June 30,
2004 and 2003, and its operating results, cash flows, and changes in net assets for each of the periods ended June 30, 2004, March 3, 2004, June 30, 2003 and
June 30, 2002 are presented in the accompanying financial statements pursuant to
Regulation S-X. In addition, the accompanying footnotes, although different in the nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Basis of Presentation

In accordance with SEC rules and regulations for BDCs, the Company does not consolidate or use the equity method to account for its controlling investment in HydroFlo Water Treatment, Inc. Rather, the Company's investment in such entity is reported at fair value, and the fluctuation in such fair value since the date of the conversion to a BDC has been reflected as an unrealized gain on investment in the accompanying statement of operations.

Going Concern

The Company has suffered recognized net losses and negative cash flows from operations since its inception. These losses have been funded through the sale of common stock, primarily to related parties. Until such time that the Company can generate sustained profitable operations (for which no assurance can be given), the Company will require additional funding to implement its business plan. Management believes it will be able to raise any additional capital it may need; however there can be no assurance that the Company will be successful in any such efforts, or that any such financing will be on terms favorable, or acceptable, to the Company.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company's investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company's estimates could change in the near term with respect to this matter.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments purchased with maturities of three months or less to be cash equivalents.

Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management evaluated its long-lived assets as of June 30, 2004 and believes they are recoverable.

Property and Equipment

Property and equipment, which are stated at cost, are being depreciated using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Expenditures for maintenance and repairs are charged directly to expense.

Earnings (Loss) Per Share

In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic earnings (loss) per share is computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from common stock equivalents granted had been issued. The effect of options and warrants outstanding were not included in the computation of diluted earnings per share because the effect on net loss per share would have been antidilutive. Accordingly, basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

Income Taxes

The Company computes income taxes in accordance with Financial Accounting
Standards Statement No. 109 "Accounting for Income Taxes". Under SFAS 109,
deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the tax bases of assets and liabilities and their financial statement carrying amounts. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary and permanent differences between financial and taxable reporting result primarily from certain stock based compensation expenses arising from the grant of certain options and shares of stock.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure". This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, the Company continues to apply the intrinsic value method under
Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees," to account for its stock-based employee compensation arrangements.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses approximated $3,000, $27,300, $19,500 and $21,200 for the respective periods ended June 30, 2004, March 3, 2004, June 30, 2003 and June 30, 2002.

Valuation of Investments and Revenue Recognition (After conversion to a BDC)

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments.
To comply with Section 2(a)(41) of the Investment Company Act of 1940 (the
"Act") and Rule 2a-4 under the Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

Where there is not a readily available source for determining the market value of an investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

        - Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

        - Total revenues for the preceding twelve months ("R").

        - Earnings before interest, taxes and depreciation ("EBITD")

        - Estimate of likely sale price of investment ("ESP")

        - Net assets of investment ("NA")

        - Likelihood of investment generating positive returns (going concern).

The estimated value of each such investment shall be determined as follows:

        - Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

        - Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

        - Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup its investment or if there is reasonable doubt about the investee's ability to continue as a going concern.

Concentration of Credit Risk (after conversion to a BDC)

At June 30, 2004, financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of the investment in a controlled company and cash and cash equivalents. Since the
Company has only one investment at such date, it is at least reasonably possible that the Company could experience a severe impact on its operations and financial position if the fair value of this investee declines.

With respect to cash and cash equivalents, at June 30, 2004, the Company maintained all of its cash and cash equivalents in deposit accounts with one high quality financial institution, which deposit accounts exceeded federally insured limits. The Company has not experienced any losses in such accounts.

Allowance for Doubtful Accounts (Prior to Becoming a BDC)

We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and those considered uncollectible are charged against the allowance account in the period they are deemed uncollectible.

Inventory (Prior to Becoming a BDC)

Inventory, consisting primarily of production units available for sale, is stated at the lower of cost or market.

Patent Costs (Prior to Becoming a BDC)

Patent costs consist of expenditures incurred for various patent applications.
These costs are amortized over the life of the patent. On September 4, 2001, the first patent was issued to the Company. The Company recorded $375, $560 and $466 of amortization expense during the period July 1, 2003 to March 3, 2004 and the fiscal years ended June 30, 2003 and 2002, respectively.

Revenue Recognition (Prior to Becoming a BDC)

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

Customer Concentrations (Prior to Becoming a BDC)

One customer comprised 100% and 40.7% of the accounts receivable balance and revenues, as of and for the year ended June 30, 2003, respectively. A second customer comprised approximately 56.2% of the remaining revenues for the year then ended.

In addition, one customer comprised 80% of the accounts receivable balance and revenues as of and for the year ended June 30, 2002. A second customer accounted for the remaining 20% of revenues for the year then ended.

Research and Development Costs (Prior to Becoming a BDC)

The Company expenses research and development costs as incurred.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncements

We have reviewed all new accounting pronouncements issued through October 11,
2004 and have determined that none of them would have a material impact on our financial position or results of operations other than as described previously.

Note B - Stockholders' Equity

Common Stock

The Company announced a three-for-two stock split effective July 8, 2002, with the issuance of 5,179,344 shares of common stock and the transfer of $51,794 from additional paid-in capital to the common stock account. All share amounts in the accompanying financial statements reflect the stock split.

The Company has entered into stock subscriptions on several of their funding commitments whereby the Company issues stock in exchange for the investors'
promise to fund their aggregate purchase price of the stock over a period of two years without interest. As of June 30, 2004 and 2003, the subscriptions receivables totaled $2,959 and $6,959, respectively. The Company had stock subscription receipts of $4,000 and $140,300 during fiscal 2004 and 2003, respectively, and cancelled stock subscriptions of $428,200 during fiscal 2002.

The Company entered into an agreement with its external legal counsel for certain legal services over a two-year period beginning once the Company became a public registrant in exchange for 125,000 shares of the Company's common stock. These shares had a fair value of approximately $60,100 at the date of the agreement, and accordingly, this amount was recognized as stock based compensation on a pro-rata basis during the fiscal years ended June 30, 2004 and
2003 ($10,416 in 2003 and the remainder in 2004).

The Company entered into an agreement with an unrelated party during June 2003 for assistance in re-writing and editing the Company's business plan during the period from July 2003 to December 2003. In exchange for these services, the
Company issued 37,500 shares of its common stock to the unrelated party in June
2003. Such amounts have been recorded as prepaid expenses in the accompanying balance sheet.

Series A Preferred Stock

The Company is authorized to issued 5,000,000 shares of preferred stock. On
March 1, 2004, the Company designated 4,000,000 shares of this stock as Series A and issued 3,800,000 shares of Series A Preferred Stock in consideration of a
$170,000 non-interest bearing note payable issued in June 2003 to Free Harbor
LLC (a company controlled by the Company's CEO) and 200,000 shares to Nicholas
Investment Company, Inc in consideration of services valued at $300,000 (which amount has been reflected as stock based compensation).

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
The Company has reserved these shares for issuance. As of June 30, 2004, no warrants have been exercised although all outstanding warrants are exercisable.

                                                                         Weighted
                                                                         Average
                                                      Warrants           Exercise
                                                     Outstanding         Price

Outstanding at July 1, 2001                           1,012,500            0.22

Warrants granted during fiscal 2002                           -            0.22
Warrants cancelled during fiscal 2002                  (506,250)           0.22

Outstanding at June 30, 2002, 2003 and                  506,250            0.22
     2004                                            ===========
Warrants exercisable at June 30, 2004                   506,250            0.22
                                                     ===========

Common Stock Options

The Company has granted options to purchase shares of common stock in conjunction with an employment agreement entered into during fiscal 2001. The options vest one year from the date of each grant and expire five years after the grant date. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $2.03, $1.82 and $1.77 per share for options granted during fiscal 2004, 2003 and 2002, respectively.
The weighted average remaining contractual lives of granted options are approximately 4 years. The summary of stock option activity is shown below:

                                                                        Weighted
                                                                         Average
                                                     Options            Exercise
                                                   Outstanding            Price

Outstanding at July 1, 2001                          337,500       $      0.22
Options granted during fiscal 2002                   337,500              0.22

Outstanding at June 30, 2002                         675,000              0.22
Options granted during fiscal 2003                   337,500              0.22

Outstanding at June 30, 2003                        1,012,500             0.22
Options granted during fiscal 2004                   337,500              0.22
Options exercised during fiscal 2004                 (3,000)              0.22

Outstanding at June 30, 2004                        1,347,000             0.22
                                                   ===========

Options exercisable at June 30,  2004               1,009,500             0.22
                                                   ===========

We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees". Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based

Compensation," our net loss and proforma net loss per share amounts would have increased as follows:

                                March 4, 2004  July, 1, 2003
                                 to June 30,    to March 3,        Years ended June 30,
                                    2004           2004            2003            2002

    Net loss, as reported      $   589,656     $ 1,297,848    $  1,153,876     $  924,503
    Increased compensation
    expense                          1,125           2,250          11,646         25,269

    Pro forma net loss         $   590,781     $ 1,300,098    $  1,165,552     $  949,772
                               ===========     ===========    =============    ==========
    Pro forma loss per share   $      0.03     $      0.08    $       0.07     $     0.06
                               ===========     ===========    =============    ==========

Because the SFAS No. 123 method of accounting has not been applied to options granted, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Company used the Black-Scholes Option
Pricing Model to estimate the fair value of stock options granted in fiscal
2004, 2003 and 2002 with the following assumptions:

                                                                     2004         2003        2002

Expected dividend yield                                               0.00%        0.00%       0.00%
Risk-free interest rates                                              2.40%        2.76%       6.05%
                                                                    ========    =========   =========

Note C - Income Taxes

During each of the periods presented in the accompanying statements of operation we recognized losses for both financial and tax reporting purposes. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements. The significant components of the net deferred income tax assets and liabilities as of June 30,
2004 and 2003 (assuming an effective income tax rate of approximately 41%) are approximately as follows:

                                                              2004          2003

Deferred income tax assets related to net operating
 loss carryforwards for income tax reporting purposes      $  34,000     $474,335
Deferred income tax assets related to stock options                -      371,598
Deferred income tax assets related to other temporary
 differences                                                  (1,000)      94,559
Deferred income tax liability related to book and tax
 depreciation differences                                      3,000       (5,489)
Less - Valuation allowance                                   (36,000)    (935,003)

      Net deferred income tax asset                        $       -     $      -
                                                           ==========    =========

As of June 30, 2004, the Company (post conversion) has available approximately
$90,000 of federal and state net operating loss carryforwards. The carryforwards will expire periodically beginning in 2024. The criteria for recording a deferred income tax asset is whether the asset "more likely than not" will be realized. Due to the uncertainty about the Company's ability to generate future taxable income, a valuation allowance as of June 30, 2004 and 2003, has been recorded to offset the full amount of the Company's net deferred income tax assets.

Note D - Other Commitments and Contingencies

The Company has a lease for office facilities in Raleigh, North Carolina, with one month remaining under a non-cancelable agreement. The space is shared with
HWTI and the expense is allocated proportionately between the Company and HWTI.
Minimum payments under noncancelable operating leases are $1,454 for the year ending June 30, 2004. Lease expense under noncancelable operating facility leases was approximately $18,000 for each of the fiscal years ended June 30,
2004, and June 30, 2003 and approximately $11,400 for the year ended June 30,
2002. Subsequent to year end, the Company's facility lease expired and the
Company is now on month-to-month lease terms at $1,350 per month.

In connection with the management agreement with Free Harbor LLC (discussed in
Note D), the Company has agreed to pay Free Harbor LLC 10% of pretax profits as long as the management agreement is in effect. Additionally, in connection with one employment agreement, the Company has agreed to pay that employee 5% of pretax profits so long as he remains an employee of the Company.

Note E - Other Related-party Transactions

At June 30, 2004, and June 30, 2003, the Company had amounts payable of $0 and
$170,500, respectively, due to Free Harbor LLC for management services. A director of the Company is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $55,200, $55,200 and $53,200, respectively, for the years ended June 30, 2004, 2003 and 2002. During the year ended June 30, 2004, $170,000 of the payable balance was satisfied through the issuance of 3,800,000 non-voting preferred shares of the Company (see Note B).

Note F - Subsequent Event

On August 4, 2004 the Company acquired Arsenic Removal Technologies, Inc, a company holding the arsenic removal technology rights developed by the
University of Wyoming. The subsidiary company was purchased using 2,823,529 shares of restricted common stock of the Company. The Company owns 100% of the stock in this subsidiary company and plan to develop and market the technology throughout the world. After purchase, the company was re-incorporated in North
Carolina with a change of name to Metals & Arsenic Removal Technology, Inc.

________________________________________________________________________________

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

There were no disagreements with our independent accounting firm during our last fiscal year.

On January 23, 2004 we filed an 8K to announce that the Company has engaged
Kingery & Crouse, P.A. as its principal accountant to replace its former principal accountant, Grant Thornton LLP . The former accountant resigned effective January 20, 2004. The resignation of Grant Thornton LLP was accepted and the decision to retain Kingery & Crouse, P.A. was approved by the
Board of Directors of the Company.

        During the Company's most recent two fiscal years and during any subsequent interim periods preceding the date of resignation, the Company has had no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference to the subject matter in their reports. Grant
Thornton LLP's reports on the financial statements of the Registrant as of and for each of the years ended June 30, 2002 and 2003were modified as to uncertainty that the Registrant will continue as a going concern; other than this, Grant Thornton LLP's reports on the above referenced financial statements neither contained an adverse opinion nor a disclaimer of opinion nor were they qualified or modified as to audit scope or accounting principles.

By letter to the Board of Directors of the Registrant dated November 14, 2003,
Grant Thornton LLP notified the Registrant of certain significant continuing internal control deficiencies that Grant Thornton LLP concluded to be material weaknesses in the design and operation of internal control under standards established by the American Institute of Certified Public Accountants. As
reported in our report filed on Form 10-QSB for the period ending September 30,
2003, management is confident that its financial statements for the three months ended September 30, 2003 fairly present, in all material respects, the financial condition and results of operations of the Company.

The material weaknesses have been discussed in detail among HydroFlo's Board of
Directors and Grant Thornton LLP. Management has assigned high priority to the correction of these material weaknesses, and management is committed to addressing and resolving them fully. As the corporation continues its growth and strives to achieve financial stability, management intends to devote additional resources to further develop its financial accounting, analysis and reporting functions.

In addition, Grant Thornton LLP did not advise the Company with regard to any of the following:

1. That information has come to the attention of Grant Thornton LLP, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

2. That the scope of the audit should be expanded significantly, or information has come to the attention of Grant Thornton LLP that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to Grant Thornton LLP's satisfaction prior to its resignation.

        During the most recent two fiscal years and during any subsequent interim periods preceding the date of engagement, the registrant has not consulted
Kingery & Crouse, P.A. regarding any matter requiring disclosure under
Regulation S-K, Item 304(a)(2).

ITEM 9A CONTROLS AND PROCEDURES

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

ITEM 9B OTHER INFORMATION

NONE

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. IDENTIFICATION OF DIRECTORS
AND EXECUTIVE OFFICERS.

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Dennis L. Mast - Chief Executive Officer, Chairman - Age: 45
From 1988 to 1997 Mr. Mast held the position of President / Chief Executive
Officer at Environmental Aspecs, Inc., where he was responsible for the development and oversight of all facets of the environmental engineering company employing approximately 55 professionals. Services included engineering, geological studies, testing, consulting and remediation of properties containing regulated hazardous wastes. During his time with Environmental Aspecs, Mr. Mast grew the company from start-up to eight million dollars annual revenues and was the recipient of the Triangle Fast 50 Award as one of 50 fastest growing companies in the Triangle North Carolina area in 1993, 1994, 1995, and 1997.

His accomplishments at Environmental Aspecs, Inc. also won him the Future 30
Award as one of 30 fastest growing companies in the Raleigh area in 1995 and
1997, the North Carolina Technology Award as one of 50 fastest growing technological companies in the North Carolina area in 1995 and 1996, and qualified the company as a North Carolina Qualified Business Venture with the
Secretary of State

Thomas Barbee - President - Age: 55
Mr. Barbee's overall responsibilities include managing product development and new product research. In addition, he will oversee integrating HydroFlo, Inc.
systems and products into additional markets throughout the country and world starting with both domestic and European markets. As deregulation of the electrical energy industry continues through-out the U.S., HydroFlo's products and processes will play an increasingly important role in assisting municipalities in keeping treatment costs in line. Barbee comes to HydroFlo,
Inc. with over 30 years experience in directing, operating and developing companies engaged in providing environmental goods and consulting and engineering services. Previously, he served as Vice President at Brownfields
Redevelopment International, LLC and he brings extensive experience in sales and marketing to both industry and government. Additional achievements include providing technical services in the water and waste treatment industry, engineering services, various business startups, company turnarounds, and mergers and acquisitions of companies providing environmental goods and services.

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

Code of Ethics

The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial
Officers, as well as every employee of the Company. The Company's code can be accessed via its website at http://www.brantleycapital.com. The Company intends to disclose amendments to or waivers from a required provision of the code on
Form 8-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the Company and persons who beneficially own more than 10% of the
Company's common stock to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and 10% stockholders are also required by the rules promulgated by the SEC to furnish to the Company copies of all Section 16(a) reports they file.

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that each of its officers and directors complied with all
Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended June 30,
2002, 2003 and 2004 respectively by our Chief Executive Officer and President.
_______________________________________________________________

Name                Position   Year   Salary    Dollar Value of
                                                Stock-Based
                                                Compensation

Dennis Mast (1)     CEO        2002   $53,200        0
                               2003   $55,200        0
                               2004   $55,200        0

Thomas Barbee (2)   President  2002   $100,000    $348,000
                               2003   $100,000    $582,000
                               2004   $100,000    $728,000
_______________________________________________________________

(1) Mr. Mast's services are provided under an agreement with his affiliate, Free
Harbor, LLC. These amounts have not yet been paid. These numbers reflect that in
June 2002, the management fee was reduced to $2,600 due to some time off and that for the other 11 months of fiscal year 2002 and fiscal years 2003 and 2004, the management fee was $4,600 per month.

(2) Mr. Barbee has a written memorandum of employment with us.

The value of Mr. Barbee's stock-based compensation, as described more fully below, totaled approximately $348,000, $582,000, and $728,000 during fiscal years 2002, 2003 and 2004 respectively. respectively. Such amounts were estimated in the stock option pricing models at each grant date.

Both agreements are terminable at will by either party without notice.

No other annual compensation, including a bonus or other form of compensation;
and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to
Mr. Mast during these periods.

Compensation Agreements

At June 30, 2003, and June 30, 2004, the Company had amounts payable of $170,500 and $0, respectively, due to Free Harbor LLC for management services. Mr.

Mast is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $55,200 and $55,200, respectively, for the years ended June
30, 2003 and 2004. As of June 30, 2004, $170,000 of the payable balance has been transferred for the acquisition of 3,800,000 non-voting preferred stock of the
Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 30, 2004, regarding the beneficial ownership of our common stock, Preferred Warrants, and the Note (i)
by each person or group known by our management to own more than 5% of the outstanding shares of each such class, (ii) by each director, the chief executive officer and each of the other four executive officers that were paid more than $100,000 during the last fiscal year, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

Except as otherwise stated, the mailing address for each person identified below is 3721 Junction Blvd., Raleigh, North Carolina 27603.

                                                       Shares
Name                                  Class            Owned

Capital Access, Inc.                  Common         13,460,000
Dennis L. Mast, Managing Partner

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
31,551,441 shares of common stock outstanding as of September 1, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2004, and June 30, 2003, the Company had amounts payable of $ 0 and
$170,500, respectively, due to Free Harbor LLC for management services. A director of the Company is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $55,200 and $55,200, respectively, for the years ended June 30, 2004 and 2003. As of June 30, 2004, $170,000 of the
payable balance has been transferred for the acquisition of 3,800,000 non-voting preferred stock of the Company.

Other than the above transactions, we have not entered into any material transactions in 2004 with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2004 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

        (i) Audit Fees

                                           2003           2004
Kingery & Crouse, P.A.                      $0          $16,475
Grant Thornton, LLP.                        $0          $27,179

        (ii) Audit Related Fees

             None

        (iii) Tax Fees

                                           2003           2004
Kingery & Crouse, P.A.                      $0             $0
Grant Thornton, LLP.                        $0             $0

        (iv) All Other Fees

             None

TOTAL FEES

                                           2003           2004
Kingery & Crouse, P.A.                      $0           $16,475
Grant Thornton, LLP.                        $0           $27,179

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.
These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's
Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM  15.  EXHIBITS  AND  REPORTS  ON  FORM  8K

(a) Financial Statements. - Included at Item 8
(b) Exhibits.

     14     Code of Ethics

     31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
            and Chief Financial Officer, Dennis Mast

     32.1   Section 1350 Certification, Dennis Mast

(c) Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 HYDROFLO, INC.

    Title                   Name            Date              Signature

Principal Executive,
Accounting
And Financial               Dennis Mast     10-13-2004        /s/Dennis Mast
Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE              NAME               TITLE        DATE

/s/Dennis Mast         Dennis Mast        Director     10-13-2004
/s/Ross Smith          Ross Smith         Director     10-13-2004
/s/Shane Traveller     Shane Traveller    Director     10-13-2004

