Form 10-Q
period 2004-09-30
HYDROFLO INC
filed 2004-11-15
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                For the quarterly period ended September 30, 2004

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to _____________ .

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2004.

                                   31,611,441

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                 HydroFlo, Inc.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Balance Sheet as of September 30, 2004 and June 30,
        2004........................................................... 4

        Statements of Operations for the three months ended September
        30, 2004 and 2003.............................................. 5

        Statements of Cash Flows for the three months ended September
        30, 2004 and 2003 ............................................. 6

        Notes to Financial Statements.................................. 7

        Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 15
Item 2. Changes in Securities.......................................... 15
Item 3. Defaults Upon Senior Securities................................ 15
Item 4. Submission of Matters to a Vote of Securities Holders.......... 15
Item 5. Other Information.............................................. 15
Item 6. Exhibits and Reports on Form 8-K............................... 15

Signatures                                                              15

                                     PART I

        In this Quarterly Report, the "Company", "we", "us" and "our" refer to
HydroFlo, Inc. and our wholly owned subsidiary unless the context otherwise requires.

        Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of
1940 and, as a result, the financial results for periods ending before March 4,
2004 are not comparable to the periods commencing after March 4, 2004 and are not expected to be representative of our financial results in the future.

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

                                 HydroFlo, Inc.

                                 BALANCE SHEETS
____________________________________________________________________________________

                                                         September
                                                          30, 2004      June 30,
                                                         (Unaudited)      2004
ASSETS

INVESTMENTS IN AND ADVANCES TO CONTROLLED COMPANIES
 (at fair value with a cost of $2,631,578 and
  $2,008,000, respectively)                              $ 2,620,000    $ 2,011,000

CASH                                                         359,632        406,762

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $15,376 and $13,892, respectively)          16,534         16,363

TOTAL                                                    $ 2,996,166    $ 2,434,125
                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $    23,105    $     1,781
     Note payable to related party                                 -              -
        Total current liabilities                             23,105          1,781

CONVERTIBLE NOTES PAYABLE - LONG TERM                              -              -

Total liabilities                                             23,105          1,781

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value,
    5,000,000 shares authorized; 4,000,000 shares
    issued and outstanding, no liquidation value               4,000          4,000
  Common stock, $.01 par value, 500,000,000 shares
    authorized; 31,611,441 and 28,277,912 shares
    issued and outstanding, respectively                     316,115        282,780
  Additional paid-in capital                               3,265,009      2,590,344
  Stock subscription receivable                               (2,958)        (2,958)
  Stock purchase warrants                                    147,834        147,834
  Deficit                                                   (756,939)      (589,656)
Total stockholders' equity                                 2,973,061      2,432,344

TOTAL                                                    $ 2,996,166    $ 2,434,125
                                                         ============   ============

NET ASSET VALUE PER SHARE                                $      0.09    $      0.09
                                                         ============   ============

____________________________________________________________________________________

See notes to condensed financial statements.

                                 HydroFlo, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)
__________________________________________________________________________________________

                                                                       Prior to converting
                                                                          to a Business
                                                                       Development Company
                                                                            ("BDC")
                                                                         _____________
                                                 For the three           For the three
                                                 months ended            months ended
                                              September 30, 2004      September 30, 2003

REVENUE                                         $           -          $     68,818

COST OF GOODS SOLD                                          -                16,798

GROSS MARGIN                                                -                52,020

OPERATING EXPENSES:
Employee compensation                                     450               242,129
Management fee                                         13,800                13,800
Research and development                                    -                   470
Rent                                                    4,379                 4,728
Marketing                                              51,995                 2,087
General and administrative                             84,234               190,736
   Total operating expenses                           154,858               453,950

OPERATING LOSS                                              -               401,930

OTHER INCOME -
Interest income                                         1,746                   278

NET UNREALIZED LOSS ON INVESTMENTS                     14,170                     -

NET LOSS                                        $    (167,282)         $   (401,652)
                                                ==============         =============

NET LOSS PER SHARE - Basic and Diluted          $       (0.01)         $      (0.03)
                                                ==============         =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - Basic and Diluted                  30,441,800            15,811,485
                                                ==============         =============
__________________________________________________________________________________________

See notes to condensed financial statements.

                                 HydroFlo, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
____________________________________________________________________________________________________

                                                                                 Prior to converting
                                                                                  to a Business
                                                                                 Development Company
                                                                                      ("BDC")
                                                                                   ______________
                                                                    For the          For the
                                                                  three months     three months
                                                                 ended September  ended September
                                                                    30, 2004         30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $  (167,282)    $ (401,652)
   Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
     Depreciation                                                        1,483          5,562
     Amortization of patent costs                                            -            140
     Stock based Compensation                                                -        203,887
     Loss on impairment of patent costs                                      -          5,949
     (Increase) decrease in accounts receivable                              -        (53,735)
     (Increase) decrease in inventory, net                                   -        (27,682)
     Decrease (increase) in prepaid expenses                                 -         74,483
     Increase in accounts payable and accrued expenses                  21,324         64,583
     Increase in deferred revenue                                            -            417
   NET CASH (USED IN) OPERATING ACTIVITIES                            (144,475)      (128,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in controlled companies                                (129,000)             -
   Purchases of property and equipment                                  (1,655)        (2,686)
NET CASH (USED IN) INVESTING ACTIVITIES                               (130,655)        (2,686)

CASH FLOWS FROM FINANCING ACTIVITIES-
    Issuances of common stock, net of transaction expenses             228,000              -

NET (DECREASE) INCREASE IN CASH                                        (47,130)      (130,734)

CASH AT BEGINNING OF PERIOD                                            406,762        131,373

CASH AT END OF PERIOD                                              $   359,632     $      639
                                                                   ============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                                  $         -     $        -
                                                                   ============    ===========
Interest paid                                                      $         -     $        -
                                                                   ============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH NON-CASH INANCING ACTIVITES:

Common stock issued for services rendered                          $         -     $   68,000
                                                                   ============    ===========
Commons stock issued to acquire investment                         $   480,000     $        -
                                                                   ============    ===========
____________________________________________________________________________________________________

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

Basis of Presentation

In accordance with SEC rules and regulations for BDCs, the Company does not consolidate or use the equity method to account for its controlling investment in HydroFlo Water Treatment, Inc. Rather, the Company's investment in such entity is reported at fair value, and the fluctuation in such fair value since the date of the conversion to a BDC has been reflected as an unrealized loss on investment in the accompanying unaudited statement of operations.

Our accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-Q and
Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended June 30, 2004 contained in our Form
10-K.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited financial position as of

September 30, 2004 and June 30, 2004, and its unaudited operating results and cash flows for the three months ended September 30, 2004 and 2003 are presented in the accompanying financial statements pursuant to Regulation S-X.

Going Concern

The Company has suffered net losses and negative cash flows from operations since its inception. These losses have been funded through the sale of common stock, primarily to related parties. Until such time that the Company can generate sustained profitable operations (for which no assurance can be given), the Company will require additional funding to implement its business plan.
Management believes it will be able to raise any additional capital it may need;
however there can be no assurance that the Company will be successful in any such efforts, or that any such financing will be on terms favorable, or acceptable, to the Company.

The accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the
Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company's investments. Because such determination involves subjective judgment, it is at least reasonably possible that the Company's estimates could change in the near term with respect to this matter.

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

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure". This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, we continue to apply the intrinsic value method under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," to account for our stock-based employee compensation arrangements.
Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net
loss and pro forma net loss per share amounts would not have been materially different.

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

Note B - Acquisition of Portfolio Company

On August 4, 2004 the Company acquired Arsenic Removal Technologies, Inc, a company holding the arsenic removal technology rights developed by the
University of Wyoming. This portfolio company was purchased using 2,823,529 shares of restricted common stock of the Company, valued at approximately

$480,000 based on the fair market value of the shares issued on that date. We hold 100% of the stock in this company and plan to develop and market the technology throughout the world. After purchase, the company was re-incorporated in North Carolina with a change of name to Metals & Arsenic Removal Technology,
Inc.

Note C - Stockholders' Equity

During the three months ended September 30, 2004 we sold 510,000 shares of our common stock at prices ranging from $0.05 to $0.50/share. These transactions generated gross proceeds to the Company of $228,000.

Item 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information contained in this section should be read in conjunction with the
Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10Q. The 10Q, including the Management's Discussion and
Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties.
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

                                    OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements as of and for the three months ended September
30, 2004 included with this Form 10Q.

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

Because of our conversion to a Business Development Company ("BDC") the results of operations for the three months ended September 30, 2003 (pre conversion) are not comparable to the three months ended September 30, 2004 (post conversion).
The principal differences between these two reporting periods are: (1) we no longer include the operations of our operating ("portfolio") companies in our financial statements, and (2) we now value our ownership of the portfolio companies at fair value.

      THREE MONTHS ENDED SEPTEMBER 30, 2004 (POST-CONVERSION TO A BUSINESS
                            DEVELOPMENT CORPORATION)

                             PORTFOLIO COMPOSITION

Our primary business is investing in businesses with equity-based investments.
The total portfolio value of investments in non-publicly traded securities was approximately $2,620,000 million at fair value at September 30, 2004.

                                   OPERATIONS

We generated no income during the three months ended September 30, 2004. We incurred approximately $155,000 in expenses during this period. These expenses represented management fees to our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

                       NET UNREALIZED LOSS ON INVESTMENTS

During the three months ended September 30, 2004, we recorded approximately
$14,000 in unrealized losses on our portfolio company investments. This loss represents the difference between the amount our Board of Directors determined was the fair value of the portfolio companies and the amounts we have invested in those companies, including prior adjustments for unrealized gain or loss.

                                    NET LOSS

As a result of the foregoing, we incurred a net loss of approximately $167,000 for the three months ended September 30, 2004.

    THREE MONTHS ENDED SEPTEMBER 30, 2003 (PRIOR TO CONVERTING TO A BUSINESS
                            DEVELOPMENT CORPORATION)

                                OPERATING INCOME

Our aggregate sales were approximately $69,000 for the three months ended
September 30, 2003.

                               OPERATING EXPENSES

Employee compensation expenses were approximately $242,000 for the three months ended September 30, 2003.

Management fees (related-party) expenses were $13,800 for the three months ended
September 30, 2003.

Research and development expenses were $470 for the three months ended September
30, 2003.

Other General and Administrative expenses were approximately $191,000 for the three months ended September 30, 2003.

                                    NET LOSS

As a result of the foregoing, we incurred a loss of approximately $402,000 for the three months ended September 30, 2003.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 we had approximately $360,000 in cash and cash equivalents. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

For the next eight months, we expect our cash on hand and cash generated from operations to be adequate to meet our cash needs, including additional advances to the companies we invest in. Management's plans regarding continued operations include the possibility of raising additional equity capital via the sale of stock which can now be accomplished due to the filing as a Business Development
Company. Aggressive sales efforts in our portfolio companies will likely increase sales of product by the portfolio companies in the coming year and may result in less funding we need to provide to them or may even result in a cash return on our investment.

PRIVATE PORTFOLIO COMPANY INVESTMENTS

The  following is a list of the private  companies in which we had an investment and the cost and fair value of such securities at September 30, 2004:

Name of Company                      Nature of its Principal Business    Approximate Cost       Fair Value

HydroFlo Water Treatment, Inc.       Waste water treatment solutions        $2,139,000          $2,100,000

Arsenic Removal Technologies, Inc    Arsenic removal technology               $492,000            $520,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not Applicable.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 4, 2004 the Company acquired Arsenic Removal Technologies, Inc, a company holding the arsenic removal technology rights developed by the
University of Wyoming. This portfolio company was purchased using 2,823,529 shares of restricted common stock of the Company, valued at approximately
$480,000 based on the fair market value of the shares issued on that date. We hold 100% of the stock in this company and plan to develop and market the technology throughout the world. After purchase, the company was re-incorporated in North Carolina with a change of name to Metals & Arsenic Removal Technology,
Inc.

During the three months ended September 30, 2004 we sold 510,000 shares of our common stock at prices ranging from $0.05 to $0.50/share. These transactions generated gross proceeds to the Company of $228,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

ITEM 5.   OTHER INFORMATION

   Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

The following exhibits are filed as part of this Form 10-Q.

        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

        32.1 Section 1350 Certification

   (b)  Reports on Form 8-K.

        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.

                                HydroFlo, Inc.

                                /s/ DENNIS L. MAST
                                    Dennis L. Mast
                                    Chief Executive Officer
                                    Chief Financial Officer

