Form 10-Q
period 2004-12-31
HYDROFLO INC
filed 2005-02-14
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    FORM 10-Q

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
                             Exchange Act of 1934.

                For the quarterly period ended December 31, 2004

 ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________ .

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 7, 2005.

                                   35,096,441

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                 HydroFlo, Inc.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of December 31, 2004 and June 30, 2004........... 4

        Statements of Operations for the three and six months
         ended December 31, 2004 and 2003.................................. 5

        Statements of Cash Flows for the six months ended
         December 31, 2004 and 2003........................................ 6

        Notes to Financial Statements...................................... 7

        Management's Discussion and Analysis of Financial Condition and

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 16
Item 2. Changes in Securities.............................................. 16
Item 3. Defaults Upon Senior Securities.................................... 16
Item 4. Submission of Matters to a Vote of Securities Holders.............. 16
Item 5. Other Information.................................................. 16
Item 6. Exhibits and Reports on Form 8-K................................... 16

Signatures                                                                  17

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

        Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception, and have experienced significant losses in the past and continue to experience negative cash flows from operations (see Note A to the financial statements);
(ii) any material inability of us to successfully acquire additional portfolio companies and for those companies to internally develop their products; (iii)
any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our cash flow or on our ability to obtain acceptable financing in connection with our growth plans; (v) any increased competition in our business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

                                 HydroFlo, Inc.

                               BALANCE SHEET AS OF

                                                       December
                                                       31,2004       June 30,
                                                      (Unaudited)      2004
ASSETS

INVESTMENT IN AND ADVANCES TO CONTROLLED COMPANIES
(at fair value with a cost of $3,364,960 and
 $2,008,408, respectively)                           $ 3,500,000     $ 2,011,000

DEPOSIT ON INVESTMENT COMPANY                             50,000               -

CASH                                                     139,938         406,762

PROPERTY AND EQUIPMENT (net of accumulated
 depreciation of $16,631 and $15,376, respectively)       14,500          16,363

TOTAL                                                $ 3,704,438     $ 2,434,125
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
  Accounts payable and accrued expenses              $    27,041     $     1,781

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value,
   5,000,000 shares authorized; 4,000,000 shares
   issued and outstanding, no liquidation value            4,000           4,000
  Common stock, $.01 par value, 500,000,000 shares
   authorized; 35,096,441 and 28,277,912 shares
   issued and outstanding, respectively                  350,965         282,780
  Additional paid-in capital                           3,927,160       2,590,344
  Stock subscription receivable                                -          (2,958)
  Stock purchase warrants                                147,834         147,834
  Deficit                                               (752,562)       (589,656)
Total stockholders' equity                             3,677,397       2,432,344

TOTAL                                                $ 3,704,438     $ 2,434,125
                                                     ============    ============

NET ASSET VALUE PER SHARE                            $      0.11     $      0.09
                                                     ============    ============

_________________________________________________________________________________
See notes to financial statements.

                                 HydroFlo, Inc.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
___________________________________________________________________________________________________

                                                            Prior to                     Prior to
                                                        converting to a               converting to a
                                                            Business                     Business
                                                          Development                   Development
                                                        Company ("BDC")               Company ("BDC")

                                         For the three   For the three  For the six    For the six
                                          months ended   months ended   months ended   months ended
                                          December 31,   December 31,   December 31,   December 31,
                                              2004          2003           2004           2003

REVENUE                                  $          -   $     37,790   $          -   $    106,608

COST OF GOODS SOLD                                  -         13,691              -         30,489

GROSS MARGIN                                        -         24,099              -         76,119

OPERATING EXPENSES:
Employee compensation                           2,671        222,883          3,121        465,012
Management fee                                 13,800         13,800         27,600         27,600
Research and development                            -          5,958              -          6,428
Rent                                            4,294          4,607          8,673          9,335
Marketing                                      24,888            464         76,883          2,551
General and administrative                     66,074         55,431        150,309        246,167
   Total operating expenses                   111,727        303,143        266,586        757,093

OPERATING LOSS                               (111,727)      (279,044)      (266,586)      (680,974)

OTHER (INCOME) EXPENSE:
Interest (income) expense                      (1,160)           223         (2,906)           (55)
Other (income)                                 (3,556)             -         (3,556)             -
Stock discount expense                              -         30,218              -         30,218
Total other (income) expense                   (4,716)        30,441         (6,462)        30,163

NET UNREALIZED GAIN (LOSS) ON INVESTMENT      111,388              -         97,218              -

NET INCOME (LOSS)                        $      4,377   $   (309,485)  $   (162,906)  $   (711,137)
                                         =============  =============  =============  =============

NET INCOME (LOSS) PER SHARE
- Basic                                          0.00           (.02)          (.01)          (.05)
- Diluted                                $       0.00   $       (.02)  $       (.01)  $       (.05)
                                         =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING -
- Basic                                    31,611,400     15,898,200     31,026,600     15,873,100
- Diluted                                  31,876,700     15,898,200     31,026,600     15,873,100
                                         =============  =============  =============  =============
___________________________________________________________________________________________________

See notes to financial statements.

                                 HydroFlo, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
_____________________________________________________________________________________

                                                                  Prior to converting
                                                                    to a Business
                                                                  Development Company
                                                                       ("BDC")
                                                      For the          For the
                                                     six months       six months
                                                   ended December   ended December
                                                      31, 2004        31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $   (162,906)   $  (711,137)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
     Depreciation                                          3,009         11,827
     Amortization of patent costs                              -            280
     Stock based compensation                                  -        421,485
     Other non-cash expense                                3,453              -
     Gain on insurance claim                              (3,556)             -
     Loss on impairment of patent costs                        -          5,949
     (Increase) decrease in accounts receivable                -        (66,306)
     (Increase) decrease in inventory, net                     -        (21,133)
     Decrease (increase) in prepaid expenses                   -         75,064
     Increase in accounts payable and accrued
        expenses                                          25,260         81,468
NET CASH (USED IN) OPERATING ACTIVITIES                 (134,740)      (202,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in controlled companies                  (312,000)             -
    Deposit on investment                                (50,000)             -
    Proceeds from insurance claim                          4,065              -
   Purchases of property and equipment                    (2,149)        (2,688)
NET CASH (USED IN) INVESTING ACTIVITIES                 (360,084)        (2,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock, net of transaction
       expenses                                          228,000         55,535
    Stock subscription receipts                                -          4,000
    Proceeds from related party borrowing                      -         15,000
NET CASH PROVIDED BY FINANCING ACTIVITES                 228,000         74,535

NET (DECREASE) INCREASE IN CASH                         (266,824)      (130,656)

CASH AT BEGINNING OF PERIOD                              406,762        131,373

CASH AT END OF PERIOD                               $    139,938    $       717
                                                    =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid                                   $          -    $         -
                                                    =============   ============
Interest paid                                       $          -    $         -
                                                    =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH NON-CASH INANCING ACTIVITES:

Common stock issued for services rendered           $          -    $    68,000
                                                    =============   ============
Commons stock issued to acquire investment          $  1,177,000    $         -
                                                    =============   ============
_____________________________________________________________________________________

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
Accordingly, these unaudited financial statements do not include all of the footnotes required by accounting principles generally accepted in the United
States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended
June 30, 2005. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended June 30, 2004 contained in our Form 10-K.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its financial position as of December
31, 2004 (unaudited) and June 30, 2004 (audited), and its unaudited operating results and cash flows for the six months ended December 31, 2004 and 2003 are presented in the accompanying financial statements pursuant to Regulation S-X.

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

Earnings (Loss) Per Share

In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic earnings (loss) per share is computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from common stock equivalents granted had been issued. The effect of options and warrants outstanding were not included in the computation of diluted earnings per share in the period where we incurred a loss because the effect on net loss per share would have been antidilutive.
Accordingly, basic and diluted net loss per share are identical for each of the periods where we incurred losses in the accompanying statements of operations.

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

New Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement
Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt
FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. We have not yet definitively determined the effect that FAS 123 (R) will have on our financial statements, however we estimate that we will be required to record a minimum of
$3,375 of stock based compensation expense as a result of this new statement.

Valuation of Investments and Revenue Recognition (After conversion to a BDC)

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments.
To comply with Section 2(a)(41) of the Investment Company Act of 1940 (the
"Act") and Rule 2a-4 under the Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

Note B - Acquisition of Portfolio Company

On December 8, 2004 the company signed a letter of intent with HERC Products,
Inc., a public company, to acquire 51% of ownership for $1,000,000 cash. The company has patented technology that provides chemical cleaning for water pipe, waste water systems, cooling towers, and HVAC systems, tanks and boilers and other water-based chemical process systems. HydroFlo, Inc transferred an initial
$50,000 to HERC as a deposit until the transaction is consummated. The $50,000 deposit is secured by a non-interest bearing note due March 31, 2005 if the transaction is not completed.

On December 20, 2004 the company acquired 100% of Safety Scan Technology, Inc., a company holding the rights to a patented process known as Swept Frequency
Acoustic Interferometry (SFAI) that is a non-invasive measurement technique that uses high frequency sound waves to determine the properties of fluids in sealed containers. The company was acquired by issuing 3,485,000 shares of restricted common stock of the Company valued at approximately $697,000.

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

Note C - Stockholders' Equity

During the six months ended December 31, 2004 we sold 510,000 shares of our common stock at prices ranging from $0.05 to $0.50/share. These transactions generated gross proceeds to the Company of $228,000.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly
Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly
Report.

                                    OVERVIEW

The following discussion should be read in conjunction with the unaudited financial statements as of and for the six months ended December 31, 2004 included with this Form 10Q.

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

Because of our conversion to a Business Development Company ("BDC") the results of operations for the three and six months ended December 31, 2003 (pre conversion) are not comparable to the three and six months ended December 31,
2004 (post conversion). The principal differences between these two reporting periods are: (1) we no longer include the operations of our operating
("portfolio") company in our financial statements, and (2) we now value our ownership of the portfolio company at fair value.

On December 8, 2004 the company entered in to a letter of intent with HERC
Products, Inc to purchase 51% of the voting shares on a fully diluted basis for
$1,000,000. Management considers the acquisition to be synergistic with the overall investment strategies of HydroFlo Inc. HERC will enable the company to expand it's Water treatment company with an addition of viable patents and governmental qualifications. The negotiations are currently on-going.

On December 20, 2004 HydroFlo, Inc acquired 100% Safety Scan Technology, Inc which holds a licensing agreement with Los Alamos Laboratory, Operated by the
University of California. The company intends to develop prototype technology and subsequent production units to market to government and private businesses.
The technology is a non-invasive measurement technique that uses high frequency sound waves to determine the properties of fluids in sealed containers. Swept
Frequency Acoustic Interferometry (SFAI) is a non-invasive method for determining the physical properties of fluids in sealed containers and pipes.

Metal and Arsenic Technology, Inc. (MARTI) signed a distributorship agreement with WAL, SA., a company incorporated in Switzerland on January 23, 2005. The agreement is effective February 1, 2005. The agreement calls for WAL, SA. to purchase removal media from MARTI. Management expects annual quantities purchased to be 7,000,000 units, in compliance with the agreement. MARTI will distribute the WAL cartridges with arsenic removal capabilities in North,
Central and South America, as well as the Caribbean. Management expects those sales to be in excess of 5,000,000 units annually. MARTI is presently developing an online internet presence to sell units to consumers and a network of retailers to aid in the distribution of the water filter cartridges with the arsenic removal technology.

                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2004
             (POST-CONVERSION TO A BUSINESS DEVELOPMENT CORPORATION)

                             PORTFOLIO COMPOSITION

Our primary business is investing in businesses with equity-based investments.
The total portfolio value of investments in non-publicly traded securities was approximately $3,500,000 at fair value at December 31, 2004.

                                   OPERATIONS

We generated no income during the three and six months ended December 31, 2004.
We incurred approximately $267,000 in expenses during this period. These expenses represented management fees to our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

                   NET UNREALIZED GAIN (LOSS) ON INVESTMENTS

During the six months ended December 31, 2004, we have recorded, fiscal year to date, approximately $97,000 in unrealized gains on our portfolio company investments. The company had an unrealized loss of approximately $14,000 for the three months ended September 30, 2004 and approximately $111,000 unrealized gain for the three months ended December 31, 2004. The net gain represents the difference between the amount our Board of Directors determined was the fair value of the portfolio companies and the amounts we have invested in those companies, including prior adjustments for unrealized gain or loss.

                               NET INCOME (LOSS)

As a result of the foregoing, we incurred net income of approximately $4,000 for the three months ended December 31, 2004 and a net loss of approximately
$163,000 for the six months ended December 31, 2004 respectively.

                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2003
           (PRIOR TO CONVERTING TO A BUSINESS DEVELOPMENT CORPORATION)

                                OPERATING INCOME

Our aggregate sales were approximately $38,000 and $107,000 for the three and six months ended December 31, 2003 respectively.

                               OPERATING EXPENSES

Employee compensation expenses were approximately $223,000 and $465,000 for the three months and six months ended December 31, 2003 respectively.

Management fees (related-party) expenses were $13,800 and $27,600 for the three and six months ended December 31, 2003 respectively.

Research and development expenses were approximately $6,000 and $6,400 for the three and six months ended December 31, 2003 respectively.

Other General and Administrative expenses were approximately $60,000 & $258,000 for the three and six months ended December 31, 2003 respectively.

                                    NET LOSS

As a result of the foregoing, we incurred a loss of approximately $309,000 and
$711,000 for the three and six months ended December 31, 2003 respectively.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2004, net cash used in operating activities was approximately $135,000 and was used to fund our operating expenses. Net cash used from investing activities was approximately $360,000 and principally consisted of the following: approximately $312,000 was for the purchase a controlled company and $50,000 was for a deposit on a future acquisition. We funded these needs primarily through the sale of common stock for approximately $228,000 and using approximately $267,000 of our cash on hand from June 30, 2004. As a result of the above, as of December 31, 2004, we had a cash position of approximately $140,000.

For the next 5 months, we expect our cash on hand and cash generated from operations to be adequate to meet our cash needs, including additional advances to the companies we invest in. Management's plans regarding continued operations include the possibility of raising additional equity capital via the sale of stock which can now be accomplished due to the filing as a Business Development
Company. Aggressive sales efforts in our portfolio companies will likely increase sales of product by the portfolio companies in the coming year and may result in less funding we need to provide to them or may even result in a cash return on our investment.

PRIVATE PORTFOLIO COMPANY INVESTMENTS

On December 8, 2004, we paid a deposit of $50,000 related to an intent to purchase 51% of the outstanding shares of HERC Products, Inc. for total consideration of $1,000,000.

The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at December 31, 2004:

      Name of Company                   Nature of its Principal Business     Approximate Cost       Fair Value

HydroFlo Water Treatment, Inc.           Waste water treatment solutions        $2,139,000          $2,240,000

Arsenic Removal Technologies, Inc          Arsenic removal technology           $  529,000          $  560,000

Metals & Arsenic Removal Technology,
Inc.                                         High frequency scanning            $  697,000          $  700,000

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4 CONTROLS AND PROCEDURES

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

The company has appointed a new Chief Financial Officer to address internal control issues as well as improve processes and procedures. The financial plan is being developed, however it is the intention of management to bring all accounting in-house and to continue improvements for the distribution of timely accounting data.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

During the six months ended December 31, 2004 we sold 510,000 shares of our common stock at prices ranging from $0.05 to $0.50/share. These transactions generated gross proceeds to the Company of $228,000.

On December 20, 2004 the company acquired Safety Scan Technology, Inc, a company holding the rights for a non-invasive measurement technique that determines the physical properties of fluids in sealed containers and pipes developed at Los
Alamos National Laboratories, operated by the University of California. The portfolio company was purchased using 3,485,000 shares of restricted common stock of the Company, valued at approximately $697,000 based on fair market value of the shares issued on that date. We hold 100% of the stock issued in the company and plan to develop and market the technology through out the world.
After purchase, the company was re-incorporated in North Carolina.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

ITEM 5. OTHER INFORMATION

   Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

The following exhibits are filed as part of this Form 10-Q.

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

         32.1 Section 1350 Certification of CEO

         32.2 Section 1350 Certification of CFO

     (b) Reports on Form 8-K.

            None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2005.

                                HydroFlo, Inc.

                                /s/ DENNIS L. MAST
                                    Dennis L. Mast
                                    Chief Executive Officer

                                /s/ STEVEN E. SANDERSON
                                    Steven E. Sanderson
                                    Chief Financial Officer

