Form 10QSB
period 2005-03-31
HYDROFLO INC
filed 2005-05-06
CIK 1107809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934.

                  For the quarterly period ended March 31, 2005

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

                                 YES (X) NO ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005.

                                   36,495,652

Transitional Small Business Disclosure Format:
                                 YES ( ) NO (X)

                                        1

                                 HydroFlo, Inc.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of March 31, 2005 and June 30, 2004............... 4

        Statements of Operations for the periods ended
        March 31, 2005 and March 3 and March 31, 2004....................... 5

        Statements of Cash Flows for the periods ended

Item 2. Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 17
Item 2. Changes in Securities............................................... 17
Item 3. Defaults Upon Senior Securities..................................... 17
Item 4. Submission of Matters to a Vote of Securities Holders............... 17
Item 5. Other Information................................................... 17
Item 6. Exhibits and Reports on Form 8-K.................................... 17

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

                                 HydroFlo, Inc.

                               BALANCE SHEET AS OF
____________________________________________________________________________________________

                                                          March 31,2005
                                                           (Unaudited)         June 30, 2004
ASSETS

INVESTMENT IN AND ADVANCES TO CONTROLLED COMPANIES
(at fair value with a cost of $3,567,321 and
$2,008,408, respectively)                                 $    4,220,000       $   2,011,000

REFUNDABLE DEPOSIT ON INVESTMENT COMPANY                          50,000                   -

CASH                                                              59,809             406,762

PREPAID                                                            4,600                   -

PROPERTY AND EQUIPMENT (net of accumulated
depreciation of $21,533 and $13,892, respectively)                13,131              16,363

DEPOSITS                                                           4,455                   -

TOTAL                                                     $    4,351,995       $   2,434,125
                                                          ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
     Accounts payable and accrued expenses                $        9,978       $      1,781

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value,
    5,000,000 shares authorized; 4,000,000 shares
    issued and outstanding, no liquidation value                   4,000              4,000
  Common stock, $.01 par value, 500,000,000 shares
    authorized; 36,495,652 and 28,277,912 shares
    issued and outstanding, respectively                         364,957            282,780
  Additional paid-in capital                                   4,273,168          2,590,344
  Stock subscription receivable                                 (150,000)            (2,958)
  Stock purchase warrants                                        147,834            147,834
  Deficit                                                       (297,942)          (589,656)
Total stockholders' equity                                     4,342,017          2,432,344

TOTAL                                                     $    4,351,995       $   2,434,125
                                                          ===============      ==============

NET ASSET VALUE PER SHARE                                 $         0.12       $        0.09
                                                          ===============      ==============
____________________________________________________________________________________________

See notes to condensed financial statements.

                                 HydroFlo, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
_____________________________________________________________________________________________________________________________________

                                                                                  Prior to                                Prior to
                                                                                converting to                         converting to a
                                                                                 a Business                               Business
                                                                                 Development                            Development
                                                                               Company ("BDC")                        Company ("BDC")

                                                            For the Period     For the Period                          For the Period
                                         For the three       March 4, 2004        January 1,        For the nine        July 1, 2003
                                          months ended       through March       2004 through        months ended       through March
                                         March 31, 2005         31, 2004         March 3, 2004      March 31, 2005         3, 2004

REVENUE                                  $          -        $          -       $      2,600         $         -       $     109,208
COST OF GOODS SOLD                                  -                   -              8,601                   -              39,090
GROSS MARGIN                                        -                   -             (6,001)                  -              70,118

OPERATING EXPENSES:
Employee compensation                          29,656                   -             24,323              31,231             489,335
Management fee                                 13,800               4,600              4,600              41,400              32,200
Research and development                            -                   -                590                   -               7,018
Rent                                            4,216               1,454              1,698              12,316              11,033
Marketing                                      22,467               1,000                 57              99,350               2,608
General and administrative                     28,278             312,741            549,217             180,725             795,384
   Total operating expenses                    98,417             319,795            580,485             365,022           1,337,578

OPERATING LOSS                                (98,417)           (319,795)          (586,486)           (365,022)         (1,267,460)

OTHER (INCOME) EXPENSE:
Interest (income) expense                        (187)                  -                225              (3,093)                170
Other (income)                                      -                   -                  -              (3,556)                  -
Stock discount expense                              -                   -                  -                   -              30,218
Total other (income) expense                     (187)                  -                225              (6,649)             30,388

NET UNREALIZED GAIN (LOSS) ON
INVESTMENT                                    552,869                   -                  -             650,087                   -

NET INCOME (LOSS)                        $    454,639        $   (319,795)       $  (586,711)        $   291,714       $  (1,297,848)
                                         =============       =============       ============        ============      =============

NET INCOME (LOSS) PER SHARE
- Basic                                          0.01                (.02)              (.04)               0.01               (.08)
- Diluted                                $       0.01        $       (.02)       $      (.04)        $      0.01       $       (.08)
                                         =============       =============       ============        ============      =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING -
 - Basic                                   35,495,917          16,069,600         16,033,400          32,639,897         15,916,800
 - Diluted                                 38,188,232          16,069,600         16,033,400          34,385,133         15,916,800
                                         =============       =============       ============        ============      =============
_____________________________________________________________________________________________________________________________________

See notes to condensed financial statements.

                                 HydroFlo, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
_________________________________________________________________________________________________________________________

                                                                                                     Prior to converting
                                                                                                        to a Business
                                                                                                     Development Company
                                                                                                          ("BDC")
                                                                                  For the Period
                                                                    For the nine   March 4, 2004       For the Period
                                                                    months ended   through March    July 1, 2003 through
                                                                   March 31, 2005    31, 2004           March 3, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $    291,714    $ (319,795)           $(1,297,848)
    Adjustments to reconcile net loss to net cash used in
        operating activities
     Depreciation                                                         7,902           410                 15,770
     Amortization of patent costs                                             -             -                    375
     Stock based compensation                                                 -       300,000              1,033,546
     Unrealized gain (loss) on investments                             (650,087)            -                      -
     Other non-cash expense                                               2,688             -                      -
     Gain on Insurance claim                                             (3,556)            -                      -
     Loss on impairment of patent costs                                       -             -                  5,949
     (Increase) decrease in accounts receivable                               -             -                (68,707)
     (Increase) decrease in prepaids                                     (4,600)            -                      -
     (Increase) decrease in inventory, net                                    -             -                (21,133)
     Decrease (increase) in prepaid expenses and deposits                (4,455)            -                 75,064
     Increase in accounts payable and accrued expenses - related
          parties                                                             -             -                 32,953
     Increase in accounts payable and accrued expenses                    8,197         1,527                 96,999
   NET CASH (USED IN) OPERATING ACTIVITIES                             (352,197)      (17,858)              (127,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in controlled companies                                 (381,912)      (38,793)                     -
    Deposit on investment                                               (50,000)            -                      -
    Proceeds from insurance claim                                         4,065             -                      -
   Purchases of property and equipment                                   (4,909)            -                 (2,688)
  NET CASH (USED IN) INVESTING ACTIVITIES                              (432,756)      (38,793)                (2,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock, net of transaction expenses              588,000             -                 55,535
    Stock subscription receipts                                        (150,000)            -                  4,000
    Proceeds from convertible notes payable                                   -        50,000                 55,000
    Proceeds from related party borrowing                                     -        20,000                 15,000
NET CASH PROVIDED BY FINANCING ACTIVITES                                438,000        70,000                129,535

NET (DECREASE) INCREASE IN CASH                                        (346,953)       13,349                   (185)

CASH AT BEGINNING OF PERIOD                                             406,762           532                    717
CASH AT END OF PERIOD                                              $     59,809    $   13,881             $      532
                                                                   =============   ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid                                                  $          -    $        -             $        -
                                                                   =============   ===========            ===========
Interest paid                                                      $          -    $        -             $        -
                                                                   =============   ===========            ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock issued for related party accrued expenses
converted to note payable during the same period                   $          -    $        -             $  170,000
                                                                   =============   ===========            ===========
Commons stock issued to acquire investment                         $  1,177,000    $        -             $        -
                                                                   =============   ===========            ===========
_________________________________________________________________________________________________________________________

See notes to condensed financial statements.

                                 HydroFlo, Inc.
                             SCHEDULE OF INVESTMENTS
                                   (Unaudited)
__________________________________________________________________________________________________________________________________________

                                                                                                            Cost of          Fair Value as
                                                                                             Percent      Investment as of    of March 31,
     Portfolio Company                             Description of Business                  Ownership     March 31, 2005         2005

HydroFlo Water Treatment, Inc.                     Waste water treatment technologies          100%        $ 2,265,998       $ 2,640,000

Metals & Arsenic Removal Technologies, Inc.        Water filtration                            100%            583,528           865,000

Safety Scan Technologies, Inc.                     Inspection of sealed liquids                100%            717,795           715,000
                                                                                                           $ 3,567,321       $ 4,220,000
__________________________________________________________________________________________________________________________________________

See notes to condensed financial statements

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
Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended June 30, 2004 contained in our Form
10-K.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended March 31, 2005 and March 3 and 31, 2004 are presented in the accompanying financial statements pursuant to Regulation S-X.

Liquidity

Our consolidated financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recognized net losses and negative cash flows from operations since its inception until the last two quarters. These losses have been funded through the sale of common stock, primarily to related parties. Until such time that the
Company can generate sustained profitable operations (for which no assurance can be given), the Company will require additional funding to implement its business plan. Management believes it will be able to raise any additional capital it may need, and in fact there are unused equity commitments in place totaling
$14,050,000; however, there can be no assurance that the Company will be successful in any such efforts or that any such financing will be on terms favorable, or acceptable, to the Company.

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

New Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement
Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt
FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005. We have not yet definitively determined the effect that FAS 123 (R) will have on our financial statements, however we believe this number will not be material to our statements of operations.

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
Inc.

On December 8, 2004 the company signed a letter of intent with HERC Products,
Inc., a public company, to acquire 51% of ownership for $1,000,000 cash. The company has patented technology that provides chemical cleaning for water pipe, waste water systems, cooling towers, and HVAC systems, tanks and boilers and other water-based chemical process systems. HydroFlo, Inc transferred an initial
$50,000 to HERC as a deposit until the transaction is consummated. The $50,000 deposit is secured by a non-interest bearing note due March 31, 2005 if the transaction is not completed. On March 7, 2005, the company elected not to invest in HERC Products, Inc. Although in default, the deposit of $50,000 is due to be returned.

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

Note C - Stockholders' Equity

During the nine months ended March 31, 2005 we sold 1,909,209 shares of our common stock at prices ranging from $0.05 to $0.50/share. These transactions generated gross proceeds to the Company of $588,000.

On March 10, 2005, we sold 1,000,000 shares of our common stock to Golden Gate
Investors for $270,000. In connection with this transaction, we received a
$150,000 note receivable from Golden Gate Investors. In accordance with accounting principles generally accepted in the United States, the unpaid balance of the note as of March 31, 2005 has been reflected as a deduction from stockholders' equity.

Note D - Subsequent Events

On April 12, 2005 Hydroflo, Inc. established a 100% owned portfolio company,
Ultra Choice Water, Inc. (UCW) for the purpose of providing water coolers without bottles for offices and individual consumers. This company will provide the water treatment systems to commercial and residential customers for a monthly fee. Ultra Choice Water, Inc. will use water purification media supplied by Metals and Arsenic Removal Technology, Inc. (MARTI), another portfolio company of Hydroflo, Inc.

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

                                    OVERVIEW

The following discussion should be read in conjunction with the unaudited condensed financial statements as of and for the nine months ended March 31,
2005 included with this Form 10Q.

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

Because of our conversion to a Business Development Company ("BDC") the results of operations for the three and nine months ended March 31, 2004 (pre conversion) are not comparable to the three and nine months ended March 31, 2005
(post conversion). The principal differences between these two reporting periods are: (1) we no longer include the operations of our operating ("portfolio")
company in our financial statements, and (2) we now value our ownership of the portfolio company at fair value.

Metal and Arsenic Technology, Inc. (MARTI) signed a distributorship agreement with WAL, SA, a company incorporated in Switzerland on January 23, 2005. The agreement is effective February 1, 2005. The agreement calls for WAL, SA to purchase removal media from MARTI. Management expects annual quantities purchased to be 7,000,000 units, in compliance with the agreement. MARTI will distribute the WAL cartridges with arsenic removal capabilities in North,
Central and South America, as well as the Caribbean. Management expects those sales to be in excess of 5,000,000 units annually. MARTI is presently developing an online internet presence to sell units to consumers and a network of retailers to aid in the distribution of the water filter cartridges with the arsenic removal technology.

On March 10, 2005, we sold 1,000,000 shares of our common stock to Golden Gate
Investors for $270,000. In connection with this transaction, we received a
$150,000 note receivable from Golden Gate Investors. In accordance with accounting principles generally accepted in the United States, the unpaid balance of the note as of March 31, 2005 has been reflected as a deduction from stockholders' equity.

On April 12, 2005 Hydroflo, Inc. established a 100$ owned portfolio company,
Ultra Choice Water, Inc. (UCW) for the purpose of providing water coolers without bottles for offices and individual consumers. This company will provide the water treatment systems to commercial and residential customers for a monthly fee. Ultra Choice Water, Inc. will use water purification media supplied by Metals and Arsenic Removal Technology, Inc. (MARTI), another portfolio company of Hydroflo, Inc.

                   THREE AND NINE MONTHS ENDED MARCH 31, 2005
             (POST-CONVERSION TO A BUSINESS DEVELOPMENT CORPORATION)

                             PORTFOLIO COMPOSITION

Our primary business is investing in businesses with equity-based investments.
The total portfolio value of investments in non-publicly traded securities was approximately $4,220,000 at fair value at March 31, 2005.

                                   OPERATIONS

We generated no income during the three and nine months ended March 31, 2005. We incurred approximately $98,000 and $365,000 in expenses during these two periods, respectively. These expenses represented management fees to our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

                   NET UNREALIZED GAIN (LOSS) ON INVESTMENTS

During the nine months ended March 31, 2005, we have recorded, fiscal year to date, approximately $650,087 in unrealized gains on our portfolio company investments. The company had an unrealized loss of approximately $14,170 for the three months ended September 30, 2004, approximately $111,388 unrealized gain for the three months ended December 31, 2004, and approximately $552,869 unrealized gain for the three months ended March 31, 2005. The net gain represents the difference between the amount our Board of Directors determined was the fair value of the portfolio companies and the amounts we have invested in those companies, including prior adjustments for unrealized gain or loss.

                               NET INCOME (LOSS)

As a result of the foregoing, we incurred net income of approximately $454,640 for the three months ended March 31, 2005 and net income of approximately
$291,714 for the nine months ended March 31, 2005 respectively.

                    TWO AND EIGHT MONTHS ENDED MARCH 4, 2004
           (PRIOR TO CONVERTING TO A BUSINESS DEVELOPMENT CORPORATION)

                                OPERATING INCOME

Our aggregate sales were approximately $2,600 and $109,000 for the two and eight months ended March 31, 2004 respectively.

                               OPERATING EXPENSES

Employee compensation expenses were approximately $24,000 and $489,000 for the two months and eight months ended March 31, 2004 respectively.

Management fees (related-party) expenses were $4,600 and $32,200 for the two months and eight months ended March 31, 2004 respectively.

Research and development expenses were approximately $600 and $7,000 for the two months and eight months ended March 31, 2004 respectively.

Other General and Administrative expenses were approximately $549,000 & $795,000 for the two months and eight months ended March 31, 2004 respectively.

                                    NET LOSS

As a result of the foregoing, we incurred a loss of approximately $587,000 and
$1,298,000 for the two months and eight months ended March 31, 2004 respectively.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2005 net cash used in operating activities for the period was approximately $352,000 to fund our operating expenses. Net cash used for investing activities was approximately $433,000 and principally consisted of the following: approximately $382,000 was for investments in controlled companies and $50,000 for a deposit on a future acquisition. We funded these needs primarily through the sale of common stock for approximately $438,000 net of stock subscriptions receivable and using approximately $347,000 of our cash on hand from June 30, 2004.

As a result of the above, as of March 31, 2005, we had a cash position of approximately $60,000.

For the next 5 months, we expect our cash on hand and cash generated from operations to be adequate to meet our cash needs, including additional advances to the companies we invest in. Management's plans regarding continued operations include the possibility of raising additional equity capital via the sale of stock which can now be accomplished due to our filing as a Business Development
Company. Aggressive sales efforts in our portfolio companies will likely increase sales of product by the portfolio companies in the coming year and may result in less funding we need to provide to them or may even result in a cash return on our investment.

PRIVATE PORTFOLIO COMPANY INVESTMENTS

On December 8, 2004, we paid a deposit of $50,000 related to an intent to purchase 51% of the outstanding shares of HERC Products, Inc. for total consideration of $1,000,000. On March 7, 2005, the company elected not to invest in HERC Products, Inc. Although in default, the deposit of $50,000 is due to be returned.

On April 12, 2005 Hydroflo, Inc. established a 100% owned portfolio company,
Ultra Choice Water, Inc. (UCW) for the purpose of providing water coolers without bottles for offices and individual consumers. This company will provide the water treatment systems to commercial and residential customers for a monthly fee. Ultra Choice Water, Inc. will use water purification media supplied by Metals & Arsenic Removal Technology, Inc. (MARTI), another portfolio company of Hydroflo, Inc.

The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at March 31, 2005:

   Name of Company                            Nature of its Principal Business           Approximate Cost       Fair Value

HydroFlo Water Treatment, Inc.                Waste water treatment solutions               $2,266,000          $2,640,000

Metals & Arsenic Removal Technology,
Inc.                                          Arsenic removal technology                     $583,500             865,000

Safety Scan Technologies, Inc.                High frequency scanning                         718,000             715,000

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

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the
Corporation's internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Grant Thornton LLP ("GT"), our previous independent accountants, had reported to our Board of Directors certain matters involving internal controls that GT considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. The
identified material weaknesses related to a lack of segregation of duties within our accounting and financial management functions and inadequate dedication of resources to the financial review and analysis functions. Due to the size of our organization, the early stage of our operations and significant financial constraints, the Corporation was not able to employ the necessary resources for proper internal financial review and analysis at that time.

The material weaknesses have been discussed in detail among our Board of
Directors and GT. We have assigned high priority to the correction of these material weaknesses, and we are committed to addressing and resolving them fully. As the Corporation continues its growth and strives to achieve financial stability, management continues to devote additional resources to further develop its financial accounting, analysis and reporting functions.

The company has appointed the Chief Executive Officer as Chief Financial Officer
and has hired a part time consultant to help address internal control issues as well as improve processes and procedures.

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
Inc.

On December 20, 2004 the company acquired Safety Scan Technology, Inc, a company holding the rights for a non-invasive measurement technique developed at Los
Alamos National Laboratories, operated by the University of California, to determine the physical properties of fluids in sealed containers and pipes. The portfolio company was purchased using 3,485,000 shares of restricted common stock of the Company, valued at approximately $697,000 based on fair market value of the shares issued on that date. We hold 100% of the stock issued in the company and plan to develop and market the technology throughout the world.
After purchase, the company was re-incorporated in North Carolina.

During the nine months ended March 31, 2005 we sold 1,909,209 shares of our common stock at prices ranging from $0.05 to $0.50/share. These transactions generated gross proceeds to the Company of $588,000.

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

        31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

        32.1 Section 1350 Certification of CEO

        32.2 Section 1350 Certification of CFO

        (b) Reports on Form 8-K.

        March 2, 2005 - the Company filed a report on Form 8-K regarding the resignation of Thomas Barbee as President of the Company and the reassignment of
Mr. Barbee as COO of one of the company's portfolio companies, HydroFlo Water
Treatment, Inc.

        March 9, 2005 - the Company filed a report on Form 8-K regarding the termination of negotiations for the acquisition of any equity in HERC Products,
Inc.

        March 21, 2005 - the Company filed a report on Form 8-K regarding the resignation of Steven Sanderson as Chief Financial Officer of the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2005.

                                HydroFlo, Inc.

                                /s/ DENNIS L. MAST
                                    Dennis L. Mast
                                    Chief Executive Officer and Chief Financial Officer