Form 10-K
period 2005-06-30
HYDROFLO INC
filed 2005-10-13
CIK 1107809

10-K 1 hydroflo10k2004.htm ANNUAL REPORT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

                       Commission file number: 000-50355

                                 HydroFlo, Inc.
               (Exact Name of Registrant Specified in Its Charter)

         North Carolina                                     56-2171767
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                       2501 Reliance Ave., Apex, NC 27539
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12B-2) Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_| No |X|

            State issuer's revenues for its most recent fiscal year.
                                       $0
                       ___________________________________

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7,721,200 at December 31,
2005, based on the closing sale price of $.22 per share for the common stock on such date on the OTCBB.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,706,761 Issued common shares as of
September 1, 2005.

              DOCUMENTS INCORPORATED BY REFERENCE - NOT APPLICABLE.

   Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

As a business development company, we provide long-term debt and equity investment capital to support the expansion of companies in a variety of industries. We generally invest in illiquid securities through privately negotiated transactions. We generally invest in private small to middle market companies. Our investment and lending activity is generally focused in private finance.

Our investment portfolio consists primarily of equity investments in companies, which may or may not constitute a controlling equity interest. At June 30, 2005, our investment portfolio totaled $25,153,200 at fair value. Our investment objective is to achieve current income and capital gains.

CORPORATE HISTORY

(a) Business Development.

HydroFlo, Inc. ("the Company") was incorporated in North Carolina on December
30, 1999. We operate a website at http://www.hydroflo.us. The Company began trading on the OTC Bulletin Board on May 23, 2003. Effective March 4, 2004, the
Company converted to a Business Development Company under the Investment Company
Act of 1940.

SUBSIDIARIES, THEIR PRODUCTS, SERVICES, AND MARKETS

The Company had four subsidiaries at the end of the reporting fiscal year:

1.) HydroFlo Water Treatment, Inc.

HydroFlo Water Treatment, Inc. is a provider of wastewater treatment solutions for industrial and governmental entity customers. They design, build, and install aeration equipment used for pre-treatment of wastewater. They also provide a full range of related services to companies and municipalities to treat their wastewater at the treatment plant by the use of the energy efficient aeration systems in treatment lagoons.

Using our patented HydroFlo Pressure Line Up Stream (PLUS) pre-treatment system, customers begin the treatment process at their pumping stations prior to the wastewater reaching a treatment plant.

2.) Metals & Arsenic Removal Technology, Inc.

On August 4, 2004 the Company acquired Arsenic Removal Technology, Inc, a company holding the arsenic removal technology rights developed by the
University of Wyoming. This portfolio company was purchased using 2,823,529 shares of restricted common stock of the Company, valued at approximately
$480,000 based on the fair market value of the shares issued on that date. We hold 100% of the stock in this company and plan to develop and market the technology throughout the world. After purchase, the company was re-incorporated in North Carolina with a change of name to Metals & Arsenic Removal Technology,
Inc.

3.) Safety Scan Technology, Inc.

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

4) Ultra Choice Water, Inc.

On April 12, 2005 Hydroflo, Inc. established a 100% owned portfolio company,
Ultra Choice Water, Inc., for the purpose of providing water coolers without bottles and other water delivery products for offices and individual consumers.
This company will provide water treatment systems to commercial and residential customers for a monthly fee or direct sale. Ultra Choice Water, Inc. will use water purification media supplied by Metals and Arsenic Removal Technology, Inc.
(MARTI), another portfolio company of Hydroflo, Inc.

DISTRIBUTION METHOD OF THE PRODUCTS AND SERVICES

HydroFlo Water Treatment sells their products and services through a combination of direct sales and sales through manufacturer's representatives. The distribution is directed to both the private sector, such as industrial food processing plants, and the governmental sector, both domestic and foreign.

Metals & Arsenic Removal Technology sells their products and services through a combination of direct sales and sales through manufacturer's representatives.
Sales are also planned through an online web-based purchase platform in development as of year end. Distribution is directed to both consumers and industrial/municipal installations.

As of year end, the products of Safety Scan Technology, Inc. are still in development, and Ultra Choice Water, Inc. has not yet commenced product sales.

COMPETITIVE BUSINESS CONDITIONS

The wastewater treatment and water filtration industries are increasingly competitive with competitors using various technologies. We expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and there are no assurances that we can keep pace with the intense competition in this market.

Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, many companies have expanded the size of their operations by acquiring other complimentary companies to form advantageous strategic alliances. We compete with other wastewater treatment firms and water filtration firms. In addition, many of our competitors offer less effective but similar services at less cost than us and have the financial resources to create more attractive pricing.

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

NUMBER OF EMPLOYEES

As of the close of the reporting period, the Company had 2 employees, HydroFlo
Water Treatment had 4 employees, Metals & Arsenic Technology, Inc. had 3 employees, and Safety Scan Technology, Inc. had 1 employee.

RECENT DEVELOPMENTS

On July 15, 2005, the Company formed a portfolio company, Advanced Water
Recycle, Inc., to combine resources from each of the Company's current portfolio companies to provide customers with water recycling and reuse. On September 13,
2005, the Company received a second subpoena from the SEC regarding a non-public, fact-finding inquiry into activities of other entities not managed by HydroFlo, Inc. The company has complied with the subpoena.

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

REGULATED INVESTMENT COMPANY STATUS

We are currently taxed as an ordinary corporation under Subchapter C of the
Internal Revenue Code. We intend to elect to be treated as a "regulated investment company" or "RIC" under Subchapter M of the Internal Revenue Code with the filing of our federal corporate income tax return for June 30, 2005, which election would be effective as of July 1, 2004. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which will allow us to reduce or eliminate our corporate-level tax liability.

Taxation as a Regulated Investment Company

If we: qualify as an RIC, and distribute each year to stockholders at least 90%
of our "investment company taxable income" (which is defined in the Internal
Revenue Code generally as ordinary income plus net short-term capital gains in excess of net long-term capital losses), and 90% of any ordinary pre-RIC built-in gains we recognize between July 1, 2004 and June 30, 2014, less our taxes due on those gains (collectively, the "90% distribution requirement"), we will be entitled to deduct, and therefore will not be subject to U.S. federal income tax on, the portion of our income we distribute to stockholders other than any built-in gain recognized between July 1, 2004 and June 30, 2014. We will be subject to U.S. federal income tax at the regular corporate rate on any income not distributed (or deemed distributed) to our stockholders. We will be subject to a 4% nondeductible U.S. federal excise tax to the extent we do not distribute (actually or on a deemed basis) in a timely manner 98% of our ordinary income for each calendar year, 98% of our capital gain net income for the one-year period ending October 31 in that calendar year, and any income realized but not distributed in prior calendar years. We generally will endeavor in each taxable year to avoid any U.S. federal excise taxes on our earnings

In order to qualify as an RIC for federal income tax purposes, we must, among other things: at all times during each taxable year; continue to qualify as a business development company under the 1940 Act derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities (known as the "90% Income Test"); and diversify our holdings so that at the end of each quarter of the taxable year, at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, and no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses
(known as the "Diversification Tests").

In the case of certain venture capital investment companies, the 5% of assets and 10% of voting power diversification requirements are significantly altered.
The purpose for these special rules is to permit certain investment companies to provide most of the capital needed to finance a particular development corporation. To qualify for this exception, the RIC must be certified by the
Securities and Exchange Commission as a management company or business development company described inss.851(a)(1) that is principally engaged in furnishing capital to development corporations which, in turn, are principally engaged in the development or exploitation of inventions, technological improvements, new processes or products, or products not previously generally available.

If the company qualifies as a venture capital RIC, then for purposes of the 50%
assets test the company may count the stock or securities of an issuer, whether or not the company holds more than 10% of the issuer's outstanding voting securities. Moreover, the 5% of value limitation is modified so that the RIC may hold an issuer's securities of which the basis (rather than value), when added to the basis of previously acquired securities of that issuer, does not exceed
5% of the value of the RIC's total assets as of the date of the latest acquisition of securities of that issuer.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock.
Additionally, we will have to include in income amounts previously deducted with respect to certain restricted stock granted to our employees, if such stock is forfeited. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

If we fail to satisfy the 90% Distribution Requirement or otherwise fail to qualify as an RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our income will be subject to corporate-level tax, reducing the amount available to be distributed to our stockholders, and all of our distributions to our stockholders will be characterized as ordinary dividends (to the extent of our current and accumulated earnings and profits). Such dividends generally will be subject to tax to non-corporate U.S. Stockholders (as defined below) at a maximum rate of
15 percent.

Treatment of Pre-Conversion Built-in Gain

As of July 1, 2004, we held substantial assets (including intangible assets not reflected on the balance sheet, such as goodwill) with built-in gain (i.e., with a fair market value in excess of tax basis). Under a special tax rule that applies to corporations that convert from taxation under Subchapter C of the
Internal Revenue Code to taxation as an RIC, we are required to pay corporate level tax on the amount of any net built-in gains we recognize within ten years after the effective date of our election to be treated as an RIC. Any such corporate level tax will be payable at the time those gains are recognized
(which, generally, will be the years in which we sell or dispose of the built-in gain assets in a taxable transaction). Based on the assets we currently anticipate selling within the ten-year period beginning July 1, 2004 and ending
June 30, 2014, we do not expect that we will have to pay a built-in gain tax.
The amount of this tax will vary depending on the assets that are actually sold by us in this ten-year period and applicable tax rates. Under Treasury
Regulations, recognized built-in gains (or losses) will generally retain their character as capital gain or ordinary income (or capital or ordinary losses).
Recognized built-in gains that are ordinary in character will be included in our investment company taxable income, and we must distribute to our stockholders at least 90% of any such built-in gains recognized within the ten-year period, net of the corporate taxes paid by us on the built-in gains. Any such amount distributed will be taxable to stockholders as ordinary income.

Recognized built-in gains within the ten-year period, net of taxes, that are capital gains will be distributed or deemed distributed to our stockholders. Any such amount distributed or deemed distributed will be taxable to stockholders as a capital gain.

Taxation of U.S. Stockholders

For purposes of the following discussion, a "U.S. Stockholder" is a stockholder who is for U.S. federal income tax purposes (i) an individual who is a citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any State or the District of Columbia or
otherwise treated or taxed as a United States corporation for U.S. federal income tax purposes, (iii) an estate the income of which is subject to United
States federal income taxation regardless of its source, (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or (v) a certain electing trust. If a partnership holds shares, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. Partners of partnerships holding shares should consult their tax advisor as to whether they are Non-U.S. Stockholders and with respect to the purchase, ownership and disposition of our common stock.

Distributions by us generally will be taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our "investment company taxable income" (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Under new legislation, ordinary dividends that consist of dividends we have received from qualifying corporations will be taxed to non-corporate U.S. Stockholders at a maximum rate of 15 percent. Dividends distributed by us generally will not be eligible for this lower rate of taxation.

Distributions of our net capital gains (which is, generally, our realized net long-term capital gains in excess of realized net short-term capital losses)
properly designated by us as "capital gain dividends" will be taxable to a U.S.
Stockholder as long-term capital gains regardless of the U.S. Stockholder's holding period for his or her common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S.
Stockholder's adjusted tax basis in such U.S. Stockholder's common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder. Under new legislation, capital gain dividends will be taxed to non-corporate U.S. Stockholders at a maximum rate of 15 percent.

We intend to retain some or all of our capital gains, but to designate the retained amount as a "deemed distribution". In that case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S.
Stockholder will be required to include his or her share of the deemed distribution in income as if it had been actually distributed to the U.S.
Stockholder, and the U.S. Stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained capital gain. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder's cost basis for his or her common stock.
Since we expect to pay tax on any retained capital gains at our regular corporate capital gain tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual U.S. Stockholders will be treated as having paid will exceed the tax they owe on the capital gain dividend and such excess generally may be refunded or claimed as a credit against the U.S. Stockholder's other U.S.
federal income tax obligations. A U.S. Stockholder that is not subject to U.S.
federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant tax year.

We will be subject to the alternative minimum tax ("AMT"), but any items that are treated differently for AMT purposes must be apportioned between us and our stockholders, and this may affect the stockholders' AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, the Company intends in general to apportion these items in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances. You should consult your own tax advisor to determine how an investment in our stock could affect your
AMT liability.

For purposes of determining (i) whether the 90% distribution requirement is satisfied for any year and (ii) the amount of capital gains dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. Stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made, and any capital gain dividend will be treated as a capital gain dividend to the U.S. Stockholder. Any dividend declared by us in October,
November, or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S.
Stockholders on December 31 of the year in which the dividend was declared.

You should consider the tax implications of buying common stock just prior to a distribution. Even if the price of the common stock includes the amount of the forthcoming distribution, you will be taxed upon receipt of the distribution and will not be entitled to offset the distribution against the tax basis in your common stock.

You may recognize taxable gain or loss if you sell or exchange your common stock. The amount of the gain or loss will be measured by the difference between your adjusted tax basis in your common stock and the amount of the proceeds you receive in exchange for such stock. Any gain or loss arising from, or, in the case of distributions in excess of the sum of our current and accumulated earnings and profits and your tax basis in the stock, treated as arising from, the sale or exchange of our common stock generally will be a capital gain or loss. This capital gain or loss normally will be treated as a long-term capital gain or loss if you have held your common stock for more than one year.
Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or exchange of common stock held for six months or less generally will be treated as a long-term capital loss to the extent of the amount of capital gain dividends received, or treated as deemed distributed, with respect to such stock and, for this purpose, the special rules of Section 852(b)(4)(C) of the Internal Revenue Code generally apply in determining the holding period of such stock.

On May 28, 2003, a new federal tax law was enacted that generally reduces the maximum rate of taxation on non-corporate taxpayers for certain dividends and net long-term capital gains (i.e., the excess of net long-term capital gains over net short-term capital losses for a taxable year) from 20% to 15% (from May
6, 2003 through December 31, 2008). The 15% tax rate for net long-term capital gains and dividends will generally apply to: (1)U.S. Stockholders' long-term capital gains, if any, recognized on the disposition of our shares; (2)our distributions designated as capital gain dividends; and (3)our distributions consisting of dividends we have received from qualifying corporations (which we generally do not receive). Corporate U.S. Stockholders currently are subject to
U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Tax rates imposed by states and local jurisdictions on capital gain and ordinary income may differ.

We will send to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. Stockholder's taxable income for such year as ordinary income (including the portion, if any, taxable at the lower effective rate applicable to dividends consisting of dividends we have received) and as long-term capital gain. In addition, the U.S. federal tax status of each year's distributions generally will be reported to the Internal
Revenue Service. Distributions may also be subject to additional state, local, and foreign taxes depending on a U.S. Stockholder's particular situation.
Dividends distributed by us generally will not be eligible for the dividends-received deduction.

Backup withholding may apply to taxable distributions on the common stock with respect to certain non-corporate U.S. Stockholders. Such U.S. Stockholders generally will be subject to backup withholding unless the U.S. Stockholder provides its correct taxpayer identification number and certain other information, certified under penalties of perjury, to the dividend paying agent, or otherwise establishes an exemption from backup withholding. Any amount withheld under backup withholding is allowed as a credit against the U.S.
Stockholder's U.S. federal income tax liability, provided the proper information is provided to the Internal Revenue Service.

Taxation of Non-U.S. Stockholders

For purposes of the following discussion, a "Non-U.S. Stockholder" is a person who is not a U.S. Stockholder.

Whether an investment in our common stock is appropriate for a Non-U.S.
Stockholder will depend upon that person's particular circumstances. Non-U.S.
Stockholders should consult their tax advisors before investing in our common stock.

Distributions of our "investment company taxable income" to Non-U.S.
Stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. Stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. Stockholder, and, if an income tax treaty applies, attributable to a permanent establishment in the United States, we will not be required to withhold federal tax if the
Non-U.S. Stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. Stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

In addition, with respect to certain distributions made to Non-U.S. stockholders in our taxable years beginning after December 31, 2004 and before January 1,
2008, no withholding will be required and the distributions generally will not be subject to U.S. federal income tax if (i) the distributions are properly designated in a notice timely delivered to our stockholders as "interest-related dividends" or "short-term capital gain dividends," (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements are satisfied. Any distributions of any pre-conversion built-in gains recognized between January 1, 2004 and December 31, 2013 (as discussed under "--Treatment of Pre- Conversion Built-In Gain" above) that are ordinary income will also be taxable to Non-U.S. Stockholders in the same manner as distributions of our investment company taxable income.

Actual or deemed distributions of our net capital gains to a Non-U.S.
Stockholder (including any distributions of any pre-conversion built-in gains recognized between January 1, 2004 and December 31, 2013 that are capital gains), and gains realized by a Non-U.S. Stockholder upon the sale or redemption of our common stock, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a
U.S. trade or business of the Non-U.S. Stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the
Non-U.S. Stockholder in the United States, or, in the case of an individual, the
Non-U.S. Stockholder was present in the U.S. for 183 days or more during the taxable year and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we currently intend to do), a Non-U.S. Stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder's allocable share of the corporate-level tax we pay on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. Stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. Stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a
U.S. federal income tax return. For a corporate Non-U.S. Stockholder, distributions (both actual and deemed), and gains realized upon the sale or redemption of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional "branch profits tax" at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in our stock may not be appropriate for a
Non-U.S. Stockholder.

A Non-U.S. Stockholder who is a nonresident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. Stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S.
Stockholder or the Non-U.S. Stockholder otherwise establishes an exemption from backup withholding.

Non-U.S. Stockholders should consult their own tax advisors with respect to the
U.S. federal income tax and withholding tax, and state, local, and foreign tax, consequences of an investment in our common stock.

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

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors or as determined by a business valuation expert and, as a result, there is uncertainty regarding the value of our portfolio investments. At June 30, 2005, approximately 99.7% of our total assets represented portfolio investments recorded at fair value. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis and use a valuation expert for year-end. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. For June 30, 2005 and June 30, 2004, we used an independent valuation specialist to assist us in our good faith estimate of the fair value of our investments.

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

WE MAY BORROW MONEY WHICH MAGNIFIES THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS
INVESTED AND MAY INCREASE THE RISK OF INVESTING IN US. Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on our assets that are superior to the claims of our common shareholders.
If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed.

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

        o loss of a major funding source; or

        o departures of key personnel.

CODE OF ETHICS, AUDIT COMMITTEE CHARTER AND INVESTMENT COMMITTEE CHARTER

The Board of Directors of the Company adopted a Code of Ethics, an Audit
Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person
(collectively, "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,
(ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. Hydroflo's code of ethics is filed as an exhibit to this Form 10-K.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board. Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the
Company's annual report on Form 10-K. Hydroflo's audit committee charter is filed as an exhibit to this Form 10-K.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Hydroflo's investment committee charter is filed as an exhibit to this Form 10-K.

ITEM 2. DESCRIPTION OF PROPERTY

We share our offices with HydroFlo Water Treatment, Inc., Metals & Arsenic
Removal Technology, Inc., Safety Scan Technology, Inc., and Ultra Choice Water,
Inc.

At our fiscal year end, our offices were located at 3721 Junction Blvd.,
Raleigh, NC 27603. This office space of 1,600 square feet was rented for $1,350 per month from Gary and Theresa Schlotterer. As of June 30, 2005, we were on a month-to-month lease.

Effective September 1, 2005 the company relocated its offices to 2501 Reliance
Ave., Apex, NC 27539. This office space of 4,550 square feet is rented for
$4,455.21 per month from Production Reliance, LLC. The current lease has a term of 62 months. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure.
We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded over the counter and quoted on the OTC NASDAQ
Electronic Bulletin Board under the symbol "HYRF." That symbol became effective on May 25, 2003. The following table represents the range of the high and low bid prices of the Company's stock for each fiscal quarter since trading began.
Such quotations represent prices between dealers and may not include markups, markdowns, or commissions and may not necessarily represent actual transactions.

                                 Net Asset              Range of Sales Prices
                                 Value Per
  Year          Quarter          Share (1)          High         Low         Close
  2003      Third Quarter           $N/A            $2.25        $1.10       $1.70
           Fourth Quarter           N/A             1.75         0.25         0.55
  2004      First Quarter           0.11            1.50         0.35         1.25
           Second Quarter           0.09            1.25         0.10         0.10
            Third Quarter           0.09            0.30         0.08         0.18
           Fourth Quarter           0.11            0.26         0.15         0.22
  2005      First Quarter           0.12            0.36         0.20         0.24
           Second Quarter           0.12            0.38         0.17         0.20

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

As of June 30, 2005 the authorized capital of the company is 500,000,000 shares of common voting stock par value $.01 per share and 5,000,000 shares of preferred stock. As of June 30, 2005 the Company has outstanding 37,456,763 shares of common stock and 4,000,000 shares of $.001 preferred stock.

Options

We granted options to purchase shares of common stock in conjunction with an employment agreement with Mr. Thomas Barbee entered into during fiscal 2001. The options vest over one year from the date of each grant and expire five years after the grant date. All options issued to date have an exercise price of $0.22 per share. The weighted average fair value of the options is $0.23, $2.03, $1.82 and $1.77 per share for options granted during fiscal 2005, 2004, 2003 and 2002, respectively. The weighted average remaining contractual lives of granted options are approximately 3 years. The summary of stock option activity is shown below:

        o Options granted during fiscal 2005 - 337,500 @ $0.22
        o Outstanding at June 30, 2005 - 1,684,500 @ $0.22
        o Options exercisable at June 30, 2005 - 1,344,000

        o Options granted during fiscal 2004 - 337,500 @ $0.22
        o Options exercised during fiscal 2004 - 3,000 @ $0.22
        o Outstanding at June 30, 2004 - 1,347,000 @ $0.22
        o Options exercisable at June 30, 2004 - 1,006,500

        o Options granted during fiscal 2003 - 337,500 @ $0.22
        o Outstanding at June 30, 2003 - 1,012,500 @ $0.22
        o Options exercisable at June 30, 2003 - 675,000

        o Options granted during fiscal 2002 - 337,500 @ $0.22
        o Outstanding at June 30, 2002 - 675,000 @ $0.22
        o Options exercisable at June 30, 2002 - 337,500 @ $0.22

Common Stock Warrants

Since inception, warrants to purchase 1,012,500 shares of common stock have been granted to non-management stockholders. The warrants are exercisable at $.22 per share for a five-year period beginning upon full satisfaction of the shareholders' stock subscriptions. Of these warrants, 506,250 were cancelled in
2002 due to cancellation of a stock subscription agreement in fiscal year 2002.
As of June 30, 2005, no warrants have been exercised although all remaining warrants are now exercisable. All warrants expire July 1, 2007.

Holders

As of June 30, 2005, there were 37,456,763 shares of common stock issued and outstanding held by 94 shareholders of record.

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
In addition, under the penny stock regulations the broker-dealer is required to:

        o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

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

                                                    For the years ended June30,

                                                    March 4,       July 1,
                                                    2004 to        2003 to
                                                    June 30,       March 3,
                                       2005           2004           2004          2003          2002         2001

Financial Position:
 Total Assets                        $25,222,549    $2,434,125  |                 $395,762      $181,180      $46,576
 Total Liabilities                     2,154,580         1,781  |                  247,626       157,884       68,688
 Net Assets / Stockholders'
     Equity (Deficit)                 23,067,969     2,432,344  |                  148,136        23,296      (22,112)
Operations:                                                     |
  Operating Revenue                            0             0  |    109,208       244,243         5,001            0
  Operating Expenses                   2,593,435       589,304  |  1,407,058     1,403,144       930,320      313,468
  Net Investment Gain                 21,477,939         2,592  |        N/A           N/A           N/A          N/A
  Net Income / (Loss)                 18,887,666      (589,656) | (1,297,848)   (1,153,876)     (924,504)    (311,277)

Per Share Data
  Net Assets / Share
      Book Value                            0.62          0.09  |                     0.03          0.00         0.00
  Closing Market Price                      0.20          0.10  |       0.43           N/A           N/A          N/A
  Diluted Net Income/(Loss)                 0.52         (0.03) |      (0.08)        (0.07)        (0.06)       (0.02)
    Per Share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in this section should be read in conjunction with the
Selected Financial Data and our Financial Statements and notes thereto appearing elsewhere in this 10K. The 10K, including the Management's Discussion and
Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties.
These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends",
"plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn, which could impair our ability to decrease our non-performing assets, (2) a contraction of available credit and/or an inability to access the equity markets, which could impair our investment activities, (3) the risks associated with the possible disruption in the Company's operations due to terrorism and (4) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.
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

OVERVIEW

The following discussion should be read in conjunction with the financial statements for the period ended June 30, 2005 included with this Form 10-K.

Effective March 4, 2004, we converted to a Business Development Company under the Investment Company Act of 1940. Upon completion of this conversion, we became an internally managed, diversified, closed-end investment company. Prior to the conversion we were an operating company. Those operations were transferred to HydroFlo Water Treatment, Inc., a wholly owned investment of ours. HydroFlo Water Treatment, Inc. is an international provider of wastewater pre-treatment solutions, treating wastewater for industrial and municipal customers. HydroFlo Water Treatment designs, builds, and installs water and wastewater treatment systems and provides a full range of related services to companies and municipalities to treat their wastewater. Since conversion to a
Business Development Company, the company has acquired or created three additional portfolio companies: Metals & Arsenic Removal Technology, Inc.,
Safety Scan Technology, Inc., and Ultra Choice Water, Inc.

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
The total portfolio value of investments in non-publicly traded securities was approximately $25.1 million at fair value on June 30, 2005, and approximately $2 million at fair value on June 30, 2004.

OPERATIONS

We generated no operating revenues during the year ended June 30, 2005 and the period March 4, 2004 to June 30, 2004, since our earnings during these periods are based primarily on changes in investment valuations. We incurred approximately $2,593,000 and $589,000 in expenses during the year ended June 30
2005 and the period March 4, 2004 to June 30, 2004. For the fiscal year ended
June 30, 2005, these costs represented management fees to an entity controlled by our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments. During the period March 4, 2004 to June 30,
2004, approximately $497,000 of these expenses were non-cash stock based expenses paid to consultants. The remaining $92,000 represented management fees to an entity controlled by our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

During the year ended June 30, 2005 we incurred $0 in interest expense, earned
$3,162 in interest income, and recorded an unrealized gain of $21,477,939 from our portfolio company investments. During the period March 4, 2004 to June 30,
2004, we incurred $2,944 in interest expense and recorded an unrealized gain of
$2,592 from our portfolio company investments.

As a result of the foregoing, we booked a net income of approximately
$18,887,700 during the fiscal year ended June 30, 2005, and we incurred a net loss of approximately $590,000 for the period March 4, 2004 to June 30, 2004.

PRIOR TO CONVERTING TO A BUSINESS DEVELOPMENT CORPORATION

OPERATING INCOME

Our aggregate revenues were $109,208 for the eight-months ended March 3, 2004. This compares with revenues of $244,243 and $5,001 for the years ended June 30, 2003 and 2002 respectively. These revenue numbers fluctuate, and are not very comparable, due to the fact that we were just beginning to penetrate the market place.

OPERATING EXPENSES

Employee compensation expenses were $489,335 for the eight-months ended March 3,
2004. This compares with expenses of $907,755 and $606,072 for the years ended
June 30, 2003 and 2002 respectively. On an annualized basis, we experienced a
19% decrease in compensation expense in 2004 from 2003. This decrease is the result of a reduction in staff costs associated with lower than expected sales during 2004.

Management fee (related-party) expenses were $32,200 for the eight-months ended
March 3, 2004. Annualized, this is comparable with expenses of $55,200 and
$55,200 for the years ended June 30, 2003 and 2002 respectively.

Research and development expenses were $7,018 for the eight-months ended March
3, 2004. This compares similarly with expenses of $5,988 and $15,658 for the years ended June 30, 2003 and 2002 respectively

Other General and Administrative expenses were $839,415 for the eight-months ended March 3, 2004. This compares with expenses of $393,581 and $250,219 for the years ended June 30, 2003 and 2002 respectively. On an annualized basis, we experienced a 220% increase in 2004 from 2003. This increase is the result of increased marketing efforts and the use of non-cash stock based compensation.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005 and June 30, 2004, we had $2,557 and $406,762, respectively, in cash and cash equivalents. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

During the three months ended September 30, 2005 we received approximately
$1,100,000 from the sale of our stock and had approximately $390,000 cash on hand as of September 30, 2005. For the remainder of the fiscal year ending June
30, 2006, we expect our cash on hand and cash generated from operations to be adequate to meet our cash needs, including additional advances to the companies we invest in. Management's plans regarding continued operation include the possibility of raising additional equity capital via the sale of stock which can now be accomplished due to the filing as a Business Development Company.
Management believes it will be able to raise any additional capital it may need, and in fact there are unused equity commitments in place totaling $9,775,000;
however, there can be no assurance that the Company will be successful in any such efforts or that any such financing will be on terms favorable or acceptable to the Company. Aggressive sales efforts in our portfolio companies will likely increase sales of product by the subsidiaries in the coming year and may result in less funding we need to provide to them or may even result in a cash return on our investment.

During the year ended June 30, 2005, the Company has not engaged in:

        o Material off-balance sheet activities, including the use of structured finance or special purpose entities;
        o Trading activities in non-exchange traded contracts; or
        o Transactions with persons or entities that benefit from their non-independent relationship with the Company.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2005 are:

                             Payments Due by Period

                                           Less than
Contractual Obligations         Total       1 year      1-3 years    4-5 years    After 5 years

Other Obligations             $283,757     $44,552      $111,232     $117,951        $10,021

PRIVATE PORTFOLIO COMPANY INVESTMENTS

The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at June 30, 2005:

                                                                                     Approximate
     Name of Company                       Nature of its Principal Business             Cost             Fair Value

HydroFlo Water Treatment, Inc.             Waste water treatment solutions            $ 2,415,476         $ 1,415,000

Metals & Arsenic Removal
   Technology, Inc.                        Arsenic removal technology                     695,741          23,004,000

Safety Scan Technology, Inc.               High frequency scanning                        734,013             734,013

Ultra Choice Water, Inc.                   Tankless water coolers                             187                 187

Valuations for HydroFlo Water Treatment, Inc. and Metals & Arsenic Removal
Technology, Inc. were established with the assistance of an independent valuation specialist. Valuations for Safety Scan Technology, Inc. and Ultra
Choice Water, Inc. were based on costs invested, since both companies are still in the development stage.

RECENT DEVELOPMENTS

On July 15, 2005, the Company formed a portfolio company, Advanced Water
Recycle, Inc., to combine resources from each of the Company's current portfolio companies to provide customers with water recycling and reuse. On September 13,

2005, the Company received a second subpoena from the SEC regarding a non-public, fact-finding inquiry into activities of other entities not managed by HydroFlo, Inc. The company has complied with the subpoena.

CRITICAL ACCOUNTING POLICIES

The financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions.

VALUATION OF INVESTMENTS

At June 30, 2005, our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and
(ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

As a business development company, we invest primarily in illiquid equity securities of private companies. The structure of each equity security is specifically negotiated to enable us to protect our investment and maximize our returns. Our investments generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation. For June 30, 2005 and June 30, 2004, we used an independent valuation specialist to assist us in our good faith estimate of the fair value of our investments.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have reviewed all new accounting pronouncements issued through June 2005 and have determined that none of them would have a material impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS

                                 HYDROFLO, INC.

                             Statement of Net Assets
                          as of June 30, 2005 and 2004
         and Statements of Operations for the year ended June 30, 2005, the periods March 4, 2004 (date of conversion to
                         a Business Development Company)
               to June 30, 2004 and July 1, 2003 to March 3, 2004,
                        and the year ended June 30, 2003
                                       and
                        Report of Independent Registered
                             Public Accounting Firm

                                 HYDROFLO, INC.

                                TABLE OF CONTENTS
________________________________________________________________________________

                                                                        Page

Report of Independent Registered Public Accounting Firm                  22

Statements of Net Assets as of June 30, 2005 and 2004                    23

Statements of Operations for the year ended June 30, 2005, and the periods March 4, 2004 (date of conversion to a Business
   Development Company) to June 30, 2004 and July 1, 2003
   to March 3, 2004, and for the year ended June 30, 2003                24

Statements of Changes in Net Assets for the year ended June 30, 2005, and the periods March 4, 2004 (date of conversion to a Business
   Development Company) to June 30, 2004 and July 1, 2003
   to March 3, 2004, and for the year ended June 30, 2003                25

Statements of Cash Flows for the year ended June 30, 2005, and the periods March 4, 2004 (date of conversion to a Business
   Development Company) to June 30, 2004 and July 1, 2003
   to March 3, 2004, and for the year ended June 30, 2003                26

Schedule of Investments as of June 30, 2005                              28

Notes to Financial Statements                                            29
________________________________________________________________________________

                     [Letterhead of Kingery & Crouse, P.A.]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of HydroFlo, Inc.:

We have audited the accompanying statements of net assets of HydroFlo, Inc. (the
"Company") as of June 30, 2005 and 2004, the schedule of investments as of June
30, 2005, and the related statements of operations, changes in net assets and cash flows for the year ended June 30, 2005 and for the periods March 4, 2004
(date of conversion to a Business Development Company, "BDC") to June 30, 2004 and July
1, 2003 to March 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, investments amounting to
$25,153,200 (99.7% of total assets) at June 30, 2005 have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the Board of Directors in valuing such investments and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004, the fair value of the Company's investments as of June 30, 2005, and the results of its operations and cash flows for the year ended June 30, 2005 and for the periods March 4, 2004 (date of conversion to a Business Development
Company) to June 30, 2004 and July 1, 2003 to March 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, accounting principles used in the preparation of the financial statements as of and for the year ended June
30, 2005 and for the period March 4, 2004 (date of conversion to a BDC) to June
30, 2004 under the Investment Company Act of 1940 are different than those used for prior periods and therefore such statements are not directly comparable.

/s/ Kingery & Crouse, P.A.

October 11, 2005
Tampa, FL

           2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618
           PHONE: 813.874.1280 | FAX: 813.874.1292 | WWW.TAMPACPA.COM

                                 HYDROFLO, INC.

              STATEMENTS OF NET ASSETS AS OF JUNE 30, 2005 AND 2004
________________________________________________________________________________________

                                                         June 30, 2005     June 30, 2004

ASSETS

INVESTMENTS IN AND ADVANCES TO CONTROLLED
  COMPANIES (at fair value with a cost of
  $3,845,417 and $2,008,408, respectively)               $   25,153,200    $  2,011,000

CASH                                                              2,557         406,762

NOTE RECEIVABLE                                                  50,000               -

PREPAID EXPENSE                                                     855               -

PROPERTY AND EQUIPMENT (net of accumulated
  depreciation of $21,518 and $13,892, respectively)             11,482          16,363

DEPOSITS                                                          4,455               -

TOTAL                                                    $   25,222,549    $  2,434,125
                                                         ===============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                 $       27,251    $      1,781
Due to Free Harbor, LLC (related party)                       2,102,329               -
Shareholder loan                                                 25,000               -
Total current liabilities                                     2,154,580           1,781

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.001 par value,
   5,000,000 shares authorized; 4,000,000 shares
   issued and outstanding, no liquidation value                   4,000           4,000
Common stock, $.01 par value, 500,000,000 shares
   authorized; 37,456,763 and 28,277,912 shares
   issued and outstanding, respectively                         374,568         282,780
Additional paid-in capital                                    4,478,557       2,590,344
Stock subscription receivable                                  (235,000)         (2,958)
Stock purchase warrants                                         147,834         147,834
Retained Earnings / (Deficit)                                18,298,010        (589,656)
Total stockholders' equity                                   23,067,969       2,432,344

TOTAL                                                    $   25,222,549    $  2,434,125
                                                         ===============   =============

NET ASSET VALUE PER SHARE                                $         0.62    $       0.09
                                                         ===============   =============
________________________________________________________________________________________

See notes to financial statements.

                                 HYDROFLO, INC.

                            STATEMENTS OF OPERATIONS
__________________________________________________________________________________________________________________

                                          As a Business Development             Prior to Converting to a Business
                                                Company ("BDC")                     Development Company ("BDC")

                                            For the        For the Period       For the Period       For the
                                          Year ended      March 4, 2004 to     July 1, 2003 to     Year ended
                                         June 30, 2005     June 30, 2004        March 3, 2004     June 30, 2003

REVENUES                                  $          -     $          -     |   $     109,208     $      244,243
                                                                            |
COST OF GOODS SOLD                                   -                -     |          39,090             40,620
                                                                            |
GROSS MARGIN                                         -                -     |          70,118            203,623
                                                                            |
OTHER OPERATING EXPENSES:                                                   |
Employee compensation and benefits              41,647                -     |         489,335            907,755
Management fees - related party              2,186,029           18,400     |          32,200             55,200
Research and development                             -                -     |           7,018              5,988
 Other general and administrative              365,759          570,904     |         839,415            393,581
    Total other operating expenses           2,593,435          589,304     |       1,367,968          1,362,524
                                                                            |
LOSS FROM OPERATIONS                        (2,593,435)        (589,304)    |      (1,297,850)        (1,158,901)
                                                                            |
OTHER INCOME (EXPENSE):                                                     |
Interest income                                  3,162                -     |               -              5,025
Interest expense                                     -           (2,944)    |               -                  -
  Total other income (expense)                   3,162           (2,944)    |               -              5,025
                                                                            |
NET UNREALIZED GAIN ON INVESTMENTS          21,477,939            2,592     |               -                  -
                                                                            |
NET INCOME (LOSS)                         $ 18,887,666     $   (589,656)    |   $  (1,297,850)    $   (1,153,876)
                                          =============    =============    |   ==============    ===============
                                                                            |
NET INCOME (LOSS) PER SHARE - Basic       $       0.56     $      (0.03)    |   $       (0.08)    $        (0.07)
                                          =============    =============    |   ==============    ===============
                            - Diluted     $       0.52     $      (0.03)    |   $       (0.08)    $        (0.07)
                                          =============    =============    |   ==============    ===============
                                                                            |
WEIGHTED AVERAGE NUMBER OF                                                  |
     SHARES OUTSTANDING    - Basic          33,692,897       21,982,800     |      15,916,800         15,740,316
                                          =============    =============    |   ==============    ===============
                           - Diluted        36,333,336       21,982,800     |      15,916,800         15,740,316
                                          =============    =============    |   ==============    ===============
__________________________________________________________________________________________________________________

See notes to financial statements.

                                           HYDROFLO, INC.

                    STATEMENTS OF CHANGES IN NET ASSETS FOR THE YEAR ENDED JUNE 30, 2005,
 THE PERIOD MARCH 4, 2004 (date of conversion to a BDC) TO JUNE 30, 2004, AND JULY 1, 2003 TO MARCH 3, 2004
                                AND FOR THE YEAR ENDED JUNE 30, 2003

                                                                                                  Additional        Stock         Stock
                                                Preferred Stock            Common Stock            Paid-In      Subscriptions    Purchase     Deferred         Retained
                                                Shares    Amount         Shares     Amount         Capital        Receivable     Warrants   Compensation   Earnings/(Deficit)     Total

 Balance, June 30, 2002                               -   $   -       15,538,050  $ 155,381     $  1,176,035    $  (147,259)    $ 147,834   $  (31,312)     $  (1,277,383)     $     23,296

Common stock issued                                   -       -          273,000      2,730          543,270              -             -            -                  -           546,000
Stock subscription receipts                           -       -                -          -                -        140,300             -            -                  -           140,300
Stock options granted                                 -       -                -          -          600,750              -             -     (600,750)                 -                 -
Amortization of deferred compensation                 -       -                -          -                -              -             -      582,000                  -           582,000
Common stock to be issued for service                 -       -                -          -           10,416              -             -            -                  -            10,416
Net loss                                              -       -                -          -                -              -             -            -         (1,153,876)       (1,153,876)
 Balance, June 30, 2003                               -       -       15,811,050    158,111        2,330,471         (6,959)      147,834      (50,062)        (2,431,259)          148,136

Stock issued for cash                                 -       -           90,500        905           84,180              -             -            -                  -            85,085
Stock issued for services                             -       -          168,000      1,680          117,958              -             -      (68,000)                 -            51,638
Stock subscription receipts                           -       -                -          -                -          4,001             -            -                  -             4,001
Stock options granted                                 -       -                -          -          681,000              -             -     (681,000)                 -                 -
Amortization of deferred compensation                 -       -                -          -                -              -             -      799,062                  -           799,062
Repayment of debt                             4,000,000   4,000                -          -          462,000              -             -     (300,000)                 -           166,000
Net loss                                              -       -                -          -                -              -             -            -         (1,297,848)       (1,297,848)
 Balance, March 3, 2004                       4,000,000   4,000       16,069,550    160,696        3,675,609         (2,958)      147,834     (300,000)        (3,729,107)          (43,926)
____________________________________________________________________________________________________________________________________________________________________________________________

Transfer of Investment of Hydroflo Water
      Treatment, Inc.                                 -       -                -          -       (1,845,210)             -             -            -          3,729,107         1,883,897
Stock issued for services                             -       -        1,094,617     10,946          185,628              -             -            -                  -           196,574
Stock issued for cash                                 -       -        9,488,359     94,884          464,971              -             -            -                  -           559,855
Amortization of deferred compensation                 -       -                -          -                -              -             -      300,000                  -           300,000
Repayment of debt                                     -       -        1,625,386     16,254          109,346              -             -            -                  -           125,600
Net loss                                              -       -                -          -                -              -             -            -           (589,656)         (589,656)
 Balance, June 30, 2004                       4,000,000   4,000       28,277,912    282,780        2,590,344         (2,958)      147,834            -           (589,656)        2,432,344

Stock issued for cash and notes receivable            -       -        2,810,322     28,103          771,898       (235,000)            -            -                  -           565,001
Stock issued for services                             -       -           60,000        600            2,400              -             -            -                  -             3,000
Stock issued for acquisition of portfolio
companies                                                              6,308,529     63,085        1,113,915              -             -            -                  -         1,177,000
Stock subscription receipts                           -       -                -          -                -          2,958             -            -                  -             2,958
Net income                                            -       -                -          -                -              -             -            -         18,887,666        18,887,666

 Balance, June 30, 2005                       4,000,000  $4,000       37,456,763  $ 374,568       $4,478,557      $(235,000)     $147,834   $        -        $18,298,010      $ 23,067,969
                                             =========== =======     ============ ==========      ===========     ==========     =========  ===========       ============     =============
____________________________________________________________________________________________________________________________________________________________________________________________

See notes to financial statements

                                 HYDROFLO, INC.

                            STATEMENTS OF CASH FLOWS
___________________________________________________________________________________________________________________________
                                                                                      |
                                                       As a Business Development      |  Prior to Converting to a Business
                                                            Company ("BDC")           |      Development Company ("BDC")
                                                                                      |
                                                     For the         For the Period   |   For the Period         For the
                                                    Year ended       March 4, 2004 to |  July 1, 2003 to        Year ended
                                                   June 30, 2005     June 30, 2004    |   March 3, 2004       June 30, 2003
                                                                                      |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 |
 Net income/ (loss)                                $ 18,887,666      $   (589,656)    | $  (1,297,848)       $  (1,153,876)
 Adjustments to reconcile net income (loss) to                                        |
     net cash used in operating activities:                                           |
   Depreciation                                           9,202            13,892     |        15,770               14,613
   Amortization of patent costs                               -                 -     |           375                  560
   Net unrealized gain on investments               (21,477,939)           (2,592)    |             -                    -
   Other non-cash expense                                 7,208                 -     |             -                    -
   Stock-based compensation                                   -           196,574     |        47,638               10,416
   Amortization of deferred compensation                      -           300,000     |       799,062              582,000
   Gain on insurance claim                               (3,556)                -     |             -                    -
   Loss on impairment of patent costs                         -                 -     |         5,949                    -
   (Increase) decrease in receivables                   (50,000)                -     |       (68,707)             (19,443)
   (Increase) decrease in inventory, net                      -                 -     |       (21,133)               4,695
   (Increase) decrease in deposits                       (4,455)                -     |             -                    -
   Decrease (increase) in prepaid expenses                 (855)                -     |        75,064              (76,505)
   Increase in current liabilities (exclusive                                         |
     of shareholder loan)                             2,127,800             1,261     |       286,184               89,742
NET CASH USED IN OPERATING ACTIVITIES                  (504,929)          (80,521)    |      (157,646)            (547,798)
                                                                                      |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                 |
    Investment in controlled companies                 (658,268)         (128,807)    |             -                    -
    Return of funds from controlled companies           168,451                 -     |             -                    -
    Proceeds from insurance claim                         4,065                 -     |             -                    -
    Purchases of property and equipment                  (3,524)           (4,297)    |        (2,688)             (66,005)
NET CASH USED IN INVESTING ACTIVITIES                  (489,276)         (133,104)    |        (2,688)             (66,005)
                                                                                      |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                 |
    Proceeds from issuances of common stock,                                          |
     net of transaction costs                           565,000           564,855     |        89,085              686,300
    Proceeds from convertible notes payable                   -            50,000     |        55,000                    -
    Repayments of related party borrowing                     -           (15,000)    |             -                    -
    Proceeds from related party borrowing                25,000            20,000     |        15,000                    -
NET CASH PROVIDED BY FINANCING ACTIVITIES               590,000           619,855     |       159,085              686,300
                                                                                      |
NET CHANGE IN CASH                                     (404,205)          406,230     |        (1,249)              72,497
CASH AT BEGINNING OF PERIOD                             406,762               532     |           717               58,876
CASH AT END OF PERIOD                              $      2,557      $    406,762     | $         532        $     131,373
                                                   =============     =============    |===============       ==============
___________________________________________________________________________________________________________________________

(Continued)

                                 HYDROFLO, INC.

                      STATEMENTS OF CASH FLOWS (Continued)
____________________________________________________________________________________________________________________________
                                                                                      |
                                                       As a Business Development      |  Prior to Converting to a Business
                                                            Company ("BDC")           |      Development Company ("BDC")
                                                                                      |
                                                     For the         For the Period   |   For the Period         For the
                                                    Year ended       March 4, 2004 to |  July 1, 2003 to        Year ended
                                                   June 30, 2005     June 30, 2004    |   March 3, 2004       June 30, 2003
                                                                                      |
                                                                                      |
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                     |
                                                                                      |
Income taxes paid                                  $          -      $          -     |$            -        $           -
                                                   =============     =============    |===============       ==============
Interest paid                                      $          -      $          -     |$            -        $           -
                                                   =============     =============    |===============       ==============
                                                                                      |
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:                             |
                                                                                      |
Common stock issued for related party note payable $          -      $    105,000     |$            -        $           -
                                                   =============     =============    |===============       ==============
Conversion of related party advances to stock                                         |
  (including interest)                             $          -      $     20,600     |$            -        $           -
                                                   =============     =============    |===============       ==============
                                                                                      |
Common stock issued to Director to satisfy Directors                                  |
Fees Payable                                       $      6,000      $          -     |$            -        $           -
                                                   =============     =============    |===============       ==============
                                                                                      |
Preferred stock issued for related party accrued                                      |
expenses converted to note payable during the                                         |
same period                                        $          -      $          -     |$      170,000        $           -
                                                   =============     =============    |===============       ==============
Common stock issued to acquire investments         $  1,177,000      $          -     |$            -        $           -
                                                   =============     =============    |===============       ==============
Common stock issued for notes receivable           $    235,000      $          -     |$            -        $           -
                                                   =============     =============    |===============       ==============
                                                                                      |
____________________________________________________________________________________________________________________________

See notes to financial statements.

                                 HYDROFLO, INC.

                   SCHEDULE OF INVESTMENTS AS OF JUNE 30, 2005
____________________________________________________________________________________________________________________________

                                                     Nature of its Principal                Approximate
     Name of Company                   Ownership             Business                           Cost            Fair Value

HydroFlo Water Treatment, Inc.           100%       Waste water treatment solutions          $ 2,415,476        $ 1,415,000

Metals & Arsenic Removal
   Technology, Inc.                      100%       Arsenic removal technology                   695,741         23,004,000

Safety Scan Technology, Inc.             100%       High frequency scanning                      734,013            734,013

Ultra Choice Water, Inc.                 100%       Water delivery products                          187                187

Totals                                                                                        $3,845,417        $25,153,200
                                                                                              ===========       ============

____________________________________________________________________________________________________________________________

See notes to financial statements.

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

Effective March 4, 2004, the Company became a diversified internally managed, closed-end investment company that elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended. As a BDC, the Company provides long-term debt and equity investment capital to support the expansion of companies in a variety of industries. These investments are expected to generally be illiquid securities negotiated through private transactions.

In connection with the Company's conversion to a BDC, the Company formed
Hydroflo Water Treatment, Inc., and simultaneously transferred substantially all of its operating assets and liabilities (exclusive of cash and certain property and equipment) to such entity. HydroFlo Water Treatment, Inc. is an international provider of wastewater pre-treatment solutions, treating wastewater for industrial and municipal customers. This entity designs, builds and installs water and wastewater treatment systems and provides a full range of related services to companies and municipalities to treat their wastewater.

As a result of the transfer, the Company's deficit at March 4, 2004 was eliminated and the accompanying statements of operations reflect an allocation of revenues and expenses during the periods before and subsequent to the
Company's conversion to a BDC.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its financial position as of June 30,
2005 and 2004, and its operating results, cash flows, and changes in net assets for each of the periods ended June 30, 2005, June 30, 2004, March 3, 2004, and
June 30, 2003 are presented in the accompanying financial statements pursuant to
Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Basis of Presentation

In accordance with SEC rules and regulations for BDCs, the Company does not consolidate or use the equity method to account for its controlling investment in portfolio companies. Rather, the Company's investments in such entities are reported at fair value, and the fluctuations in such fair values are reflected as unrealized gains or losses in the Company's statements of operations in the periods in which such fluctuations occur.

Liquidity

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered negative cash flows from operations, and at June 30, 2005, has current liabilities that significantly exceed its cash and other assets that are expected to be converted to cash within the next year. However, a significant portion of these liabilities (the due to Free Harbor LLC in the accompanying balance sheet) are owed to an entity controlled by the Company's CEO (see Note F) and will only be paid as cash flow permits. The negative cash flows have been funded primarily through sales of the Company's common stock, and until such time that the
Company can generate sustained positive cash flows from operations the Company will require additional funding to implement its business plan. During the three months ended September 30, 2005, the Company received approximately $1,100,000 from the sale of its common stock and at September 30, 2005 the Company had approximately $390,000 cash on hand. Management believes this amount will be adequate to cover its operating expenses (exclusive of management fees owed and/or to be owed to Free Harbor LLC) through June 30, 2006. Because of this,

and because management anticipates they will be successful in raising additional equity capital because the Company has commitments from various entities and individuals to purchase approximately $9,775,000 of its common stock (although there can be no assurance that additional sale of stock will occur, and/or that other financing will be on terms favorable, or acceptable, to the Company) the accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates that are critical to the accompanying financial statements include estimates related to the valuation of investments (as discussed under Valuation of Investments and Revenue Recognition below). The markets for the products and services of the Company's investees are characterized by intense competition, evolving standards, changes in regulations and price competition, all of which could impact the future realizability of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. It is at least reasonably possible that the Company's estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. Management evaluated its long-lived assets as of June 30, 2005 and believes they are recoverable.

Financial Instruments

The Company believes the book value of its note receivable, shareholder loan, and accounts payable and accrued liabilities approximates their fair values due to their short-term nature. It was not practicable to estimate the fair value of the Company's liability to Free Harbor, LLC because of uncertainty surrounding the date(s) the liabilities will be paid.

Property and Equipment

Property and equipment, which are stated at cost, are being depreciated using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Expenditures for maintenance and repairs are charged directly to expense.

Net Income (Loss) Per Share

In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic earnings (loss) per share is computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from common stock equivalents granted had been issued. The effect of options and warrants outstanding were not included in the computation of diluted earnings per share in the periods in which the Company incurred net losses because the effect would decrease the net loss per share.
Accordingly, basic and diluted net loss per share are identical for each of the periods in which the Company incurred losses.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

The Company is currently taxed as an ordinary corporation under Subchapter C of the Internal Revenue Code, however management intends to elect to be treated as a "regulated investment company" or "RIC" under Subchapter M of the Internal
Revenue Code with the filing of its federal corporate income tax return for fiscal year ending June 30, 2005. This election would be effective as of July 1,
2004. As a RIC, the Company generally will not have to pay corporate taxes on any income it distributes to its stockholders as dividends, which will allow it to reduce or eliminate its corporate-level tax liability.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 148
"Accounting for Stock-Based Compensation - Transition and Disclosure." This
statement amends FASB statement No. 123, "Accounting for Stock Based
Compensation." It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by
SFAS No. 148, the Company continues to apply the intrinsic value method under
Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued
to Employees," to account for its stock-based employee compensation arrangements.

In December 2004, FASB Statement Number 123 ("FAS 123 (R)"), Share-Based
Payments. FAS 123 (R) was issued. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the fiscal year beginning July 1, 2005. The Company has determined that the adoption of FAS 123 (R) will not have a material impact on its financial statements for past issuances. However, the statement may have a material impact on future issuances as share based payments will now be expensed based on their fair values.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses approximated $0, $3,000, $27,300, and $19,500 for the respective periods ended
June 30, 2005, June 30, 2004, March 3, 2004, and June 30, 2003.

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

Valuations for HydroFlo Water Treatment, Inc. and Metals & Arsenic Removal
Technology, Inc. were established with the assistance of an independent valuation specialist. Valuations for Safety Scan Technology, Inc. and Ultra
Choice Water, Inc. were based on costs invested, since both of these entities are still in the development stage.

In those cases in which there is not a readily available source for determining the market value of the investments (either because the investments are not publicly traded, or are thinly traded) the value of these investments are based on the following criteria:

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

At June 30, 2004, the Company used an independent valuation specialist to assist it in its good faith estimate of the fair value of its investments.

Concentration of Credit Risk (after conversion to a BDC)

At June 30, 2005, financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of investments in controlled companies and cash and cash equivalents. Since the Company has only four investments at such date, it is at least reasonably possible that the
Company could experience a severe impact on its operations and financial position if the fair value of one of these investees declines.

With respect to cash and cash equivalents, during the year ended June 30, 2005, the Company maintained all of its cash and cash equivalents in deposit accounts with one high quality financial institution, which deposit balances, at times, may have exceeded federally insured balances. The Company has not experienced any losses in such accounts.

Patent Costs (Prior to Becoming a BDC)

Prior to becoming a BDC, patent costs consisted of expenditures incurred for various patent applications. These costs were being amortized over the lives of the patents. On September 4, 2001, the first patent was issued to the Company.
The Company recorded $375 and $560 of amortization expense during the period
July 1, 2003 to March 3, 2004 and the fiscal year ended June 30, 2003, respectively.

Revenue Recognition (Prior to Becoming a BDC)

Prior to becoming a BDC, revenues consisted of direct sales or leases to customers and paid demonstrations of the Company's product. Sales were recognized when products were shipped to customers, with provisions for discounts and rebates to customers and returns and other adjustments, if any, provided for in the period the related sales were recorded. No amounts were recorded for such provisions during the periods presented. Rental income was recognized over the period the related equipment was provided to the customer.

Customer Concentrations (Prior to Becoming a BDC)

Two customers accounted for 96.9% of the Company's revenues during the year ended June 30, 2003.

Research and Development Costs

The Company expenses research and development costs as incurred.

Reclassifications

Certain amounts in the 2003 and March 2004 financial statements have been reclassified to conform to the 2004 and 2005 presentations.

New Accounting Pronouncements

Management has reviewed all new accounting pronouncements issued through
September 15, 2005 and has determined that none of them would have a material impact on the Company's financial position or results of operations.

Note B - Acquisition of Portfolio Companies

On August 4, 2004 the Company acquired Arsenic Removal Technology, Inc, a company holding the arsenic removal technology rights developed by the
University of Wyoming. This portfolio company was purchased using 2,823,529 shares of restricted common stock of the Company, valued at approximately
$480,000 based on the fair market value of the shares issued on that date. The
Company holds 100% of the stock in this entity and plans to develop and market the technology throughout the world. After the purchase, the entity was re-incorporated in North Carolina with a change of name to Metals & Arsenic
Removal Technology, Inc.

On December 20, 2004 the Company acquired 100% of Safety Scan Technology, Inc., a company holding the rights to a patented process known as Swept Frequency
Acoustic Interferometry (SFAI) that is a non-invasive measurement technique that uses high frequency sound waves to determine the properties of fluids in sealed containers. This entity was acquired by issuing 3,485,000 shares of restricted common stock of the Company valued at approximately $697,000.

On April 12, 2005 the Company established a 100% owned portfolio company, Ultra
Choice Water, Inc., for the purpose of providing water coolers without bottles and other water delivery products for offices and individual consumers. This entity will provide the water treatment systems to commercial and residential customers for a monthly fee or direct sale. Ultra Choice Water, Inc. will use water purification media supplied by Metals and Arsenic Removal Technology, Inc.
(MARTI), another portfolio company of Hydroflo, Inc.

Note C - Stockholders' Equity

Common Stock

The Company announced a three-for-two stock split effective July 8, 2002, with the issuance of 5,179,344 shares of common stock and the transfer of $51,794 from additional paid-in capital to the common stock account. All share amounts in the accompanying financial statements reflect the stock split.

At June 30, 2005, the Company had issued certain common stock in exchange for notes receivable of $235,000. In accordance with accounting principles generally accepted in the United States of America, the receivables have been reflected as deductions from stockholders' equity as of June 30, 2005.

The Company entered into an agreement with its external legal counsel for certain legal services over a two-year period beginning once the Company became a public registrant in exchange for 125,000 shares of the Company's common stock. These shares had a fair value of approximately $60,100 at the date of the agreement, and accordingly, this amount was recognized as stock based compensation on a pro-rata basis during the fiscal years ended June 30, 2003 and
2004 ($10,416 in 2003 and the remainder in 2004).

The Company entered into an agreement with an unrelated party during June 2003 for assistance in re-writing and editing the Company's business plan during the period from July 2003 to December 2003. In exchange for these services, the
Company issued 37,500 shares of its common stock to the unrelated party in June
2003.

The Company issued 60,000 shares of its common stock to one director in exchange for services as a director during the fiscal year ended June 30, 2005. The shares were valued at $3,000.

Series A Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock. On March
1, 2004, the Company designated 4,000,000 shares of this stock as Series A and issued 3,800,000 shares of Series A Preferred Stock in consideration of a
$170,000 non-interest bearing note payable issued in June 2003 to Free Harbor
LLC (a company controlled by the Company's CEO) and 200,000 shares to Nicholas
Investment Company, Inc. in consideration of services valued at $300,000 (which amount has been reflected as stock based compensation).

The Series A Preferred Stock has no preference in liquidation over common stock, is convertible into three (3) shares of common stock at the election of the individual holders after twelve months following the date of issuance, shall not be entitled to receive dividends and distributions, has no voting rights, and are entitled, as a class, to elect two members of the Board of Directors.

Common Stock Warrants

As an incentive to purchase the Company's stock, certain shareholders have been granted stock purchase warrants. Since inception, warrants to purchase 1,012,500 shares have been granted, however due to the cancellation of some stock subscriptions during fiscal 2002, 506,250 of these stock purchase warrants were cancelled. The warrants are exercisable at $.22 per share for a five-year period beginning upon full satisfaction of the shareholders' stock subscriptions. The
Company allocates the total amount received from the shareholders to common stock and stock purchase warrants based on the relative fair values of each component, and has reserved 506,260 shares of its common stock for issuance if and when the warrants are exercised (all of these warrants are exercisable as of
June 30, 2005). The warrants expire July 1, 2007.

Common Stock Options

The Company has granted options to purchase shares of common stock in conjunction with an employment agreement entered into during fiscal 2001. The options vest one year from the date of each grant and expire six years after the grant date. All options issued to date have an exercise price of $0.22 per share. The weighted average fair values of the options issued under this employment agreement were $0.23, $2.03, and $1.82 per share for options granted during fiscal 2005, 2004 and 2003, respectively. The weighted average remaining contractual lives of granted options are approximately 3 years. The summary of stock option activity is shown below:

                                                                      Weighted
                                                                       Average
                                                     Options          Exercise
                                                   Outstanding          Price

Outstanding at June 30, 2002                          675,000        $   0.22
Options granted during fiscal 2003                    337,500            0.22

Outstanding at June 30, 2003                        1,012,500            0.22
Options granted during fiscal 2004                    337,500            0.22
Options exercised during fiscal 2004                   (3,000)           0.22

Outstanding at June 30, 2004                        1,347,000            0.22
Options granted during fiscal 2005                    337,500            0.22

Outstanding at June 30, 2005                        1,684,500            0.22
                                                   ===========
Options exercisable at June 30, 2005                1,347,000            0.22
                                                   ===========

The Company accounts for stock-based compensation arising from employee stock based awards using the intrinsic value method prescribed by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If
its compensation expense for employee stock-based compensation plans was determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," its
net loss and proforma net loss per share amounts would have been as follows:

                                                                                     |    Prior to Converting to a
                                                   As a Business Development Company |   Business Development Company
                                                                ("BDC")              |              ("BDC")
                                                                                     |
                                                     Year ended        March 4, 2004 |   July, 1, 2003     Year ended
                                                       June 30           to June 30, |     to March 3,       June 30
                                                        2005              2004       |       2004             2003
                                                                                     |
    Net income (loss), as reported                  $  18,887,666    $   (589,656)   |  $  (1,297,848)    $  (1,153,876)
                                                                                     |
    Increased compensation expense                         46,913           1,125    |          2,250            11,646
                                                                                     |
    Pro forma net income (loss)                     $  18,840,753    $   (590,781)   |  $  (1,300,098)    $  (1,165,522)
                                                    ==============   =============   |  ==============    ==============
                                                                                     |
    Pro forma income (loss) per share - basic       $        0.56    $      (0.03)   |  $       (0.08)    $       (0.07)
                                                    ==============   =============   |  ==============    ==============
    Pro forma income (loss) per share - diluted     $        0.52    $      (0.03)   |  $       (0.08)    $       (0.07)
                                                    ==============   =============   |  ==============    ==============

Because the SFAS No. 123 method of accounting has not been applied to options granted, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The Company used the Black-Scholes Option
Pricing Model to estimate the fair value of stock options granted in fiscal
2005, 2004 and 2003 with the following assumptions:

                                  2005         2004         2003

Expected dividend yield           0.00%        0.00%        0.00%
Risk-free interest rate           2.38%        2.40%        2.76%

Note D - Income Taxes

With the exception of the year ended June 30, 2005, the Company recognized losses for financial and income tax reporting for each of the periods in the accompanying statements of operations. Because of this, and because the deferred income tax assets were fully reserved by valuation allowances, no income taxes were provided for in the accompanying financial statements for such periods. The valuation allowance approximated $36,000 at June 30, 2004.

During the year ended June 30, 2005, the Company generated significant net income for financial statement purposes. However, because the net unrealized gain on investments of $21,477,939 would not be currently taxable (even if the
Company intended to remain as a regular corporation), the Company had a loss for income tax purposes. Furthermore, because the Company is registered under the
Investment Company Act of 1940, it is allowed to elect to be qualified as a regulated investment company ("RIC"), under the Internal Revenue Code. Since management intends to make this election, the Company will not be subject to income taxes, unless it fails to distribute substantially all its taxable income to its shareholders. Accordingly, no income taxes have been provided for in the accompanying 2005 financial statements.

Note E - Commitments

At June 30, 2005, the Company had a lease for office facilities in Raleigh,
North Carolina, on month-to-month lease terms at $1,350 per month. Effective
September 1, 2005 the Company relocated its offices to 2501 Reliance Ave., Apex,
NC 27539 and entered a lease for 4,550 square feet with Production Reliance,
LLC. The lease, which has a term of 62 months,and requires monthly payments of approximately $4,500, contains a provision which allows the Company to extend the term for two consecutive periods of five years. This space is shared with the Company's portfolio companies. Rent expense under operating facility leases was approximately $16,200 for the fiscal year ended June 30, 2005 and $18,000 for each of the fiscal years ended June 30, 2004 and 2003. Future minimum rental payments required under the terms of the Company's Apex office lease agreement are approximately as follows:

    Year Ended
     June 30,             Amounts

       2006              $ 44,600
       2007                54,800
       2008                56,400
       2009                58,100
       2010                59,800
    Thereafter             10,000
    TOTAL                $283,700

Note F - Other Related Party Transactions

In July 2001, the Company entered a management fee agreement with Free Harbor
LLC (an entity company controlled by the Company's CEO), whereby the Company has agreed to pay Free Harbor LLC $4,600 per month plus 10% of pretax profits as long as the management agreement is in effect. Expenses incurred under this arrangement totaled $2,153,830, $55,200, and $55,200 for the years ended June
30, 2005, 2004 and 2003 respectively , and at June 30, 2005 and 2004, the
Company had amounts payable of approximately $2,102,300 and $0, respectively, due to Free Harbor LLC. During the year ended June 30, 2004, $170,000 of the payable balance was satisfied through the issuance of 3,800,000 non-voting preferred shares of the Company (see Note B).

At June 30, 2005, the Company had a loan outstanding of $25,000 payable to a director of the Company. This loan has been fully repaid subsequent to the fiscal year end.

Note G - Other Subsequent Events

On July 1, 2005, the Company entered into agreements with HydroFlo Water
Treatment, Inc., Metals & Arsenic Removal Technology, Inc. and Safety Scan
Technology, Inc. whereby a monthly fee of $13,500 is charged to each company for providing management services.

On July 15, 2005, the Company formed a portfolio company, Advanced Water
Recycle, Inc., to combine resources from each of the Company's current portfolio companies to provide customers with water recycling and reuse.

On September 13, 2005, the Company received a second subpoena from the SEC regarding a non-public, fact-finding inquiry into activities of other entities not managed by HydroFlo, Inc. The Company has complied with the subpoena.

Note H - Quarterly financial information (unaudited)

The information set forth below should be read in conjunction with the information included in our Report on Form 10-K for the period ended June 30,
2005, including "Management's Discussion and Analysis of Financial Condition and
Results of Operations,", in order to understand the factors that may affect the comparability of the financial data presented below.

The information set forth below is not necessarily indicative of results of future operations

                                              Three          Three           Three            Three
                                              Months        Months          Months           Months
                                              Ended          Ended           Ended            Ended
                                             June 30,      March 31,     December 31,     September 30,
                                               2005          2005            2004             2004

Revenues                                    $         -    $         -    $        -        $         -

Operating expenses                            2,228,433         98,417       111,727            154,858

Net unrealized gain on investments           20,827,822        552,869       111,388            (14,170)

Net Income (loss)                            18,595,932        454,639         4,377           (167,282)

Income (loss) per common share
  - Basic                                          0.51           0.01          0.00              (0.01)
  - Diluted                                        0.52           0.01          0.00              (0.01)

                                                      As a Business Development   |              Prior to Converting to a
                                                           Company ("BDC")        |        Business Development Company ("BDC")
                                                                                  |
                                                        Three         For the     |     For the            Three             Three
                                                        Months         period     |     period            Months             Months
                                                        Ended      March 4, 2004  |   January 1,           Ended             Ended
                                                       June 30,     to March 31,  |  2004 to March 3,   December 31,      September 30,
                                                         2004           2004      |      2004              2003               2003
                                                                                  |
           Revenues                                 $         -      $        -   |   $    2,600         $    37,790       $   68,818
                                                                                  |
           Gross profit                                       -               -   |       (6,001)             24,099           52,020
                                                                                  |
           Operating expenses                           269,509         319,795   |      580,485             303,143          453,950
                                                                                  |
           Net unrealized gain on investments             2,592               -   |            -                   -                -
                                                                                  |
           Net Income (loss)                           (269,861)       (319,795)  |     (586,711)           (309,485)        (401,652)
                                                                                  |
           Income (loss) per common share                                         |
             - Basic                                      (0.01)          (0.02)  |        (0.04)              (0.02)           (0.03)
             - Diluted                                    (0.01)          (0.02)  |        (0.04)              (0.02)           (0.03)
                                                                                  |

End of financial Statements
________________________________________________________________________________

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There were no disagreements with our independent accounting firm during our last fiscal year.

On January 23, 2004 we filed an 8K to announce that the Company has engaged
Kingery & Crouse, P.A. as its principal accountant to replace its former principal accountant, Grant Thornton LLP. The former accountant resigned effective January 20, 2004. The resignation of Grant Thornton LLP was accepted and the decision to retain Kingery & Crouse, P.A. was approved by the Board of
Directors of the Company.

During the Company's two fiscal years prior to their resignation and during any subsequent interim periods preceding the date of resignation, the Company has had no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant
Thornton LLP, would have caused them to make reference to the subject matter in their reports. Grant Thornton LLP's reports on the financial statements of the
Registrant as of and for each of the years ended June 30, 2002 and 2003 were modified as to uncertainty that the Registrant will continue as a going concern;
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

During the fiscal years ended June 30, 2004 and 2003 and during any subsequent interim periods preceding the date of engagement, the registrant has not consulted Kingery & Crouse, P.A. regarding any matter requiring disclosure under
Regulation S-K, Item 304(a)(2).

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

ITEM 9B OTHER INFORMATION

NONE

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; IDENTIFICATION OF DIRECTORS
AND EXECUTIVE OFFICERS

Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Dennis L. Mast - Chief Executive Officer, Chairman - Age: 46

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

Shane Traveller - Director - Age: 39

Mr. Traveller brings an extensive background in service to public companies both as an independent auditor, then later as an officer and director. He is a licensed CPA and sits on the board of directors of a number of other public companies where he serves as chairman of the audit committee. From 1998 though
2001, Mr. Traveller served the Chief Financial Officer of Trimedyne, Inc., a
NASDAQ NMS-listed medical device company. In 2002, he was named President and
COO where he oversaw all operations, product development and manufacturing in addition to financial reporting, investor relations, and information systems for all aspects of the company's operations. In 2003, Mr. Traveller left Trimedyne to become a partner with Javelin Holdings, Inc. With a company he co-founded prior to joining Trimedyne, Mr. Traveller established supply channels in Eastern
Europe, negotiated a letter of intent and subsequent joint venture agreement with a Russian supplier, and oversaw the market release of five new products. He raised seed capital and set up the production facility and internal accounting controls. As a consultant and independent auditor, Mr. Traveller has been closely involved in the development and implementation of internal controls, management of staff, preparation and filing of countless financial statements and SEC filings. He has led clients through IPO's and secondary offerings, private placements, mergers and acquisitions, and conversions to a Business
Development Company under the Investment Act of 1940.

Ross W. Smith - Director - Age: 46

Ross W. Smith is a successful business professional that has started, owned, and operated several businesses in the past twenty years, ranging from printing and distribution to real estate holdings and investments. Through growth and management of various businesses, Mr. Smith has gained valuable experience in every aspect of successful business operations. Mr. Smith's accomplishments have included the startup and management of mini-storage facilities, acquisition and management of significant real estate holdings and a successful turnaround and sale of a previously faltering printing business.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board. Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the
Company's annual report on Form 10-K. Hydroflo's audit committee charter is filed as an exhibit to this Form 10-K.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Hydroflo's investment committee charter is filed as an exhibit to this Form 10-K.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

Except as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Code of Ethics

The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial
Officer, as well as every director and employee of the Company.

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

Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that each of its officers and directors complied with all
Section 16(a) filing requirements applicable to them during the fiscal year ended June 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended June 30,
2003, 2004 and 2005 respectively by our Chief Executive Officer.

                                                                            Dollar Value of
                                                                              Stock-Based
           Name             Position      Year       Salary      Bonus       Compensation

     Dennis Mast (1)           CEO        2003        $55,200          $0         $0
                                          2004        $55,200          $0         $0
                                          2005        $55,200  $2,098,630         $0

    Thomas Barbee (2)       President     2003       $100,000          $0      $582,000
                                          2004       $100,000          $0      $728,000
                                          2005        $66,665          $0       $33,750

(1) Mr. Mast's services are provided under an agreement with his affiliate, Free
Harbor, LLC. In connection with the management agreement with Free Harbor LLC, the Company has agreed to pay Free Harbor LLC 10% of pretax profits as long as the management agreement is in effect. This agreement is terminable at will by either party without notice.

No other annual compensation, including a bonus or other form of compensation;
and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to
Mr. Mast during these periods.

(2) Mr. Barbee had a written memorandum of employment with us. Effective
February 24, 2005, Mr. Barbee resigned as President and was reassigned as the
Chief Operating Officer of one of our portfolio companies, HydroFlo Water
Treatment, Inc. The position of President has been eliminated and all such duties will be performed by Dennis L. Mast, Chief Executive Officer. Mr. Barbee
will continue to receive stock options as required by his original employment agreement

The value of Mr. Barbee's stock-based compensation, as described more fully above, totaled approximately $582,000, $728,000, and $33,750 during fiscal years
2003, 2004 and 2005 respectively. Such amounts were estimated in the stock option pricing models at each grant date.

Compensation Agreements

At June 30, 2005 and June 30, 2004, the Company had amounts payable of
$2,102,330 and $0, respectively, due to Free Harbor LLC for management services.
Mr. Mast is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $2,153,830, $55,200, and $55,200 for the years ended
June 30, 2005, 2004 and 2003 respectively. As of June 30, 2004, $170,000 of the payable balance was transferred for the acquisition of 3,800,000 non-voting preferred stock of the Company.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. The Company issued
60,000 shares of its common stock to one director in exchange for services as a director during the fiscal year ended June 30, 2005. In the future, we may have to consider compensating any outside directors that become members of our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 30, 2005, regarding the beneficial ownership of our common stock and preferred stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of each such class, (ii) by each director, the chief executive officer and each of the other four executive officers that were paid more than $100,000 during the last fiscal year, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

Except as otherwise stated, the mailing address for each person identified below is 2501 Reliance Ave., Apex, NC 27539.

                                                             Shares
Name                                           Class         Owned

Capital Access, Inc.                           Common      13,460,000
Dennis L. Mast, Managing Director

UTEK Corp.                                     Common      6,708,529
202 South Wheeler, Plant City, FL

Ross W. Smith                                  Common        60,000
Director

Free Harbor, LLC                             Preferred     3,800,000
Dennis L. Mast, Managing Director

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon
41,706,761 shares of common stock outstanding as of September 1, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2005 and June 30, 2004, the Company had amounts payable of
$2,102,330 and $0, respectively, due to Free Harbor LLC for management services.
Mr. Mast is the managing partner of Free Harbor LLC. Expenses incurred under this arrangement totaled $2,153,830, $55,200, and $55,200 for the years ended
June 30, 2005, 2004 and 2003 respectively. As of June 30, 2004, $170,000 of the payable balance was transferred for the acquisition of 3,800,000 non-voting preferred stock of the Company.

Other than the above transactions, we have not entered into any material transactions in 2005 with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and June 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

           (i) Audit Fees
                                                 2004             2005

Kingery & Crouse, P.A.                         $16,475          $32,167
Grant Thornton, LLP                            $27,179               $0

           (ii) Audit  Related Fees

None

           (iii) Tax Fees

None

           (iv) All Other Fees

None

TOTAL FEES
                                                 2004             2005

Kingery & Crouse, P.A.                        $16,475          $41,391
Grant Thornton, LLP                           $27,179               $0

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

The policy of the company's Audit Committee is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Audit
Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. - Included at Item 8

Financial Statement Schedules

All Schedules are omitted because the required information is shown in the financial statements or the notes thereto or is considered to be immaterial.

(b) Exhibits.

Exhibit No.    Description                                                                                   Location

3.1            Articles of Incorporation                                                                     *
3.2            Bylaws                                                                                        *
3.3            Amended Articles of Incorporation                                                             Filed herewith
14             Code of Ethics adopted March 24, 2005                                                         Filed herewith
31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act    Filed herewith
               of 2002
31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act    Filed herewith
               of 2002
32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act    Filed herewith
               of 2002
32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act    Filed herewith
               of 2002
99.1           Audit Committee Charter adopted March 24, 2005                                                Filed herewith
99.2           Investment Committee Charter adopted March 24, 2005                                           Filed herewith

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

HYDROFLO, INC.

    Title                   Name            Date              Signature

Principal Executive,
Accounting
And Financial               Dennis Mast     October 13, 2005 /s/Dennis Mast
Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration
Statement has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE              NAME               TITLE        DATE

/s/Dennis Mast         Dennis Mast        Director     October 13, 2005

/s/Ross Smith          Ross Smith         Director     October 13, 2005

/s/Shane Traveller     Shane Traveller    Director     October 13, 2005