Form 10QSB
period 2005-09-30
HYDROFLO INC
filed 2007-11-16
CIK 1107809

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

HYDROFLO, INC.

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

North Carolina	333-100099	56-2171767
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2501 Reliance Ave.
Apex, North Carolina 27599
(Address of principal executive offices)

(919) 355-1220
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

37,456,564

Transitional Small Business Disclosure Format:   No

HydroFlo, Inc.

Index

PART I

In this Quarterly Report, the "Company", "we", "us" and "our" refer to HydroFlo, Inc. and our wholly owned subsidiary unless the context otherwise requires.

Different accounting principles are used in the preparation of financial statements of a business development company under the Investment Company Act of 1940 and, as a result, the financial results for periods ending before March 4, 2005 are not comparable to the periods commencing after March 4, 2005 and are not expected to be representative of our financial results in the future.

FORWARD-LOOKING STATEMENTS

This Form 10-Q, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words “may”, “would”, “could”, “will”, “expect”, “estimate”, “anticipate”, “believe”, “intend”, “plan”, “goal”, and similar expressions and variations thereof are intended to specifically identify forward-looking statements.  These statements appear in a number of places in this Form 10-Q and include all statements that are not statements of historical fact regarding the intent, belief or current expectations of us, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) trends affecting our future financial condition or results of operations; (iv) our growth strategy and operating strategy; and (v) the declaration and payment of dividends.

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

Index

HydroFlo, Inc.

BALANCE SHEETS

	September 30, 2005 (Unaudited)	June 30, 2005 (Audited)
ASSETS

INVESTMENTS IN AND ADVANCES TO CONTROLLED COMPANIES	$5,012,125	$25,153,200

CURRENT ASSETS:
Cash and Cash equivalents	396,607	2,557
Note Receivable	50,000	50,000
Prepaid Expense	617	855
Property and Equipment, net	24,299	11,482
Deposits	4,490	4,455

TOTAL ASSETS	$5,488,138	$25,222,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$90,641	$27,251
Due to Free Harbor, LLC (related party)	2,102,330	2,102,329
Shareholder Loan	-	25,000
Total current liabilities	2,192,971	2,154,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 5,000,000 shares authorized, no liquidation value, 3,800,000 and 4,000,000 shares issued and outstanding at September 30, 2005 and June 30, 2005 respectively	3,800	4,000
Common stock, $.01 par value, 500,000,000 shares authorized; 46,105,057 and 37,456,763 shares issued and outstanding, at September 30, 2005 and June 30, 2005 respectively.	461,051	374,568
Additional paid-in capital	5,493,416	4,478,557
Stock subscription receivable	(216,905)	(235,000)
Stock purchase warrants	147,834	147,834
Retained earnings / (deficit)	(2,594,029)	18,298,010
Total stockholders’ equity	3,295,167	23,067,969

TOTAL	$5,488,138	$25,222,549

NET ASSET VALUE PER SHARE	$0.07	$0.62

See notes to condensed financial statements.

Index

HydroFlo, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2005	For the three months ended September 30, 2004

REVENUE	$-	$-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES:
Employee compensation and benefits	17,850	450
Management fees – related party	13,800	13,800
General and administrative expenses	97,498	140,608

OPERATING LOSS	129,148	154,858

OTHER INCOME AND (EXPENSE)
Interest Income	329	1,746
Interest expense	(46,427)	-

Total other income (expense), net	(46,098)	1,746

NET UNREALIZED LOSS ON INVESTMENTS	20,716,792	14,170

NET LOSS	$(20,892,038)	$(167,282)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and Diluted	54,232,577	30,441,800

NET LOSS PER SHARE - Basic and Diluted	$(0.49)	$(0.01)

See notes to condensed financial statements.

Index

HydroFlo, Inc.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30, 2005	For the three months ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,622,392)	$(167,282)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,221	1,483
Change in fair value of investments	21,447,146	-
Change in accounts payable and accrued liabilities	63,390	21,324
Change in prepaid expenses and deposits	203	-
		-
NET CASH USED BY OPERATING ACTIVITIES	(110,635)	(144,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in controlled companies	(575,717)	(129,000)
Purchases of property and equipment	(14,037)	(1,655)

NET CASH USED IN INVESTING ACTIVITIES	(589,754)	(130,655)

CASH FLOWS FROM FINANCING ACTIVITIES-
Proceeds from sale of common stock	1,119,437	228,000
Payments on related party debt	(24,999)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,094,438	228,000

NET INCREASE (DECREASE) IN CASH	394,049	(47,130)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	2,557	406,762

CASH AND EQUIVALENTS AT END OF YEAR	$396,607	$359,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-	$-
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH NON-CASH INANCING ACTIVITES:

Commons stock issued to acquire investment	$-	$480,000

See notes to condensed financial statements.

Index

HydroFlo, Inc.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note A - Summary of Significant Accounting Policies

Nature of Operations and Background

HydroFlo, Inc. (the “Company”) was incorporated in North Carolina on December 30, 1999, to design and distribute aeration and oxygen mixing equipment specifically designed for municipalities and industry requiring improved dissolved oxygen in water.

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

In connection with the Company’s conversion to a BDC, the Company formed HydroFlo Water Treatment, Inc., and simultaneously transferred substantially all of its operating assets and liabilities (exclusive of cash and certain property and equipment) to such entity. HydroFlo Water Treatment, Inc. is an international provider of wastewater pre-treatment solutions, treating wastewater for industrial and municipal customers. HydroFlo designs, builds, and installs water and wastewater treatment systems and provides a full range of related services to companies and municipalities to treat their wastewater.

Basis of Presentation

In accordance with SEC rules and regulations for BDCs, the Company does not consolidate or use the equity method to account for its controlling investment in HydroFlo Water Treatment, Inc.  Rather, the Company’s investment in such entity is reported at fair value, and the fluctuation in such fair value since the date of the conversion to a BDC has been reflected as an unrealized loss on investment in the accompanying statement of operations.

Our accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the "SEC").  Accordingly, these condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The accompanying condensed financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended June 30, 2005 contained in our Form 10-K.

Although the nature of the Company’s operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its financial position as of September 30, 2005 and June 30, 2005, and its operating results and cash flows for the three months ended September 30, 2005 and 2004 are presented in the accompanying financial statements pursuant to Regulation S-X.

Going Concern

The Company has suffered net losses and negative cash flows from operations since its inception.  These losses have been funded through the sale of common stock.  Until such time that the Company can generate sustained profitable operations (for which no assurance can be given), the Company will require additional funding to implement its business plan.  Management believes it will be able to raise any additional capital it may need; however there can be no assurance that the Company will be successful in any such efforts, or that any such financing will be on terms favorable, or acceptable, to the Company.

Index

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.  Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investments.  Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

Earnings (Loss) Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by the number of weighted-average common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding adjusted to include the number of additional common shares that would have been outstanding if the dilutive potential common shares resulting from common stock equivalents granted had been issued.  The effect of options and warrants outstanding were not included in the computation of diluted earnings per share because the effect on net loss per share would have been antidilutive.  Accordingly, basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

Stock-Based Compensation

The Company accounts for stock compensation arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS No. 123(R) requires all share –based payments, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.  The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.  SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Valuation of Investments and Revenue Recognition (After conversion to a BDC)

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments.  To  comply  with  Section  2(a)(41)  of the Investment Company Act of 1940 (the “Act”) and Rule 2a-4 under the Act, it is incumbent upon the board of directors to satisfy  themselves  that  all  appropriate  factors  relevant  to  the value of securities  for  which  market  quotations  are  not readily available have been considered  and  to  determine  the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

Index

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

-
Under  both  scenarios, the value of the investment shall be adjusted down if there  is  a  reasonable expectation that the Company will not be able to recoup its  investment or if there is reasonable doubt about the investee’s ability to continue  as  a  going  concern.

Note B – Acquisition of Portfolio Company

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

Note C – Stockholders’ Equity

During the three months ended September 30, 2005 we sold 8,048,294 shares of our common stock at prices ranging from $0.12 to $0.58/share.  These transactions generated gross proceeds to the Company of $1,119,237.33.

Note D – Subsequent Events

On July 14, 2005 HydroFlo, Inc. established a 100% owned portfolio company, Advance Water Recycle, Inc. for the purpose of providing research and development support for the existing portfolio companies.

On September 5, 2005 Metals & Arsenic Removal Technology, Inc. signed a joint venture agreement with Wright Chemical, Inc. or Wilmington, NC for the production and development to produce ARTI-64 product.

On September 15, 2005 Metals & Arsenic Removal Technology, Inc. signed an agreement with All In One Global Logistics Ltd (AIO) to provide logistics and distribution services to ship MARTI product line internationally.

Index

The note due FreeHarbour, LLC, in the amount of $2,052,321 was cancelled in June, 2005 as mandated by the Securities and Exchange Commission.

Item 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

The following discussion should be read in conjunction with the condensed financial statements as of and for the three months ended September 30, 2005 included with this Form 10Q.

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

On May 11 2005, Metal and Arsenic Removal Technology, Inc. (MARTI) entered into a reseller agreement with Essentially Yours Industries (EYI).  Pursuant to this agreement, MARTI is to manufacture and supply to EYI certain products, including specially marked Code Blue™ pitchers and specially formulated Code Blue™ filters.  EYI is the exclusive distributor, and MARTI is the exclusive supplier, for these specially marked or formulated products.

On July 14, 2005 HydroFlo, Inc. established a 100% owned portfolio company, Advance Water Recycle, Inc. for the purpose of providing research and development support for the existing portfolio companies.

Index

On August 3, 2005 Metals and Arsenic Removal Technology, Inc. (MARTI) amended the reseller agreement with Essentially Yours Industries (EYI) to include additional water filtration systems.

THREE MONTHS ENDED SEPTEMBER 30, 2005

PORTFOLIO COMPOSITION

Our primary business is investing in businesses with equity-based investments. The total portfolio value of investments in non-publicly traded securities was approximately $5,012,125 at fair value at September 30, 2005.

OPERATIONS

We generated no income during the three months ended September 30, 2005.  We incurred approximately $129,000 in expenses during this period.  These expenses represented management fees to our CEO, rent and other cash expenses associated with operating the BDC and seeking additional investments.

NET UNREALIZED LOSS ON INVESTMENTS

During the three months ended September 30, 2005, we recorded approximately $20,717,000 in unrealized losses on our portfolio company investments.  This loss represents the difference between the amount our Board of Directors determined was the fair value of the portfolio companies and the amounts we have invested in those companies, including prior adjustments for unrealized gain or loss.

NET LOSS

As a result of the foregoing, we incurred a net loss of approximately $20,892,000 for the three months ended September 30, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2004

PORTFOLIO COMPOSITION

Our primary business is investing in businesses with equity-based investments. The total portfolio value of investments in non-publicly traded securities was approximately $2,620,000 at fair value at September 30, 2004.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 we had approximately $397,000 in cash and cash equivalents. Our objective is to maintain a low cash balance, while keeping sufficient cash on hand to cover current funding requirements and operations.

Index

For the next eight months, we expect our cash on hand and cash generated from operations to be adequate to meet our cash needs, including additional advances to the companies we invest in.   Management's plans regarding continued operations include the possibility of raising additional equity capital via the sale of stock, which can now be accomplished due to the filing as a Business Development Company.  Aggressive sales efforts in our portfolio companies will likely increase sales of product by the portfolio companies in the coming year and may result in less funding we need to provide to them or may even result in a cash return on our investment.

PRIVATE PORTFOLIO COMPANY INVESTMENTS

The following is a list of the private companies in which we had an investment and the cost and fair value of such securities at September 30, 2005:

Name of Company	Nature of its Principal Business	Approximate Cost	Fair Value

HydroFlo Water Treatment, Inc.	Waste water treatment solutions	$2,523,299	$1,888,000

Metal & Arsenic Removal Technology, Inc.	Arsenic removal technology	$1,122,710	$2,349,000

Safety Scan Technologies, Inc.	High Frequency Scanning	$752,121	$752,121

Ultra Choice Water, Inc.	POU Water Filtration Systems	$22,692	$22,879

Advance Water Recycle, Inc	Research and Development	$125	$125

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

Index

Impact of Inflation

We do not believe that our business is materially affected by inflation, other than the impact that inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuations to underlying earnings, all of which will influence the value of our investments.

ITEM 4 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”), as appropriated, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company’s management carried our an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on the material weaknesses described herein the Company’s CEO has concluded that the Company’s disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

Changes in Internal Controls

There have been no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Grant Thornton LLP (“GT”), our previous independent accountants, had reported to our Board of Directors certain matters involving internal controls that GT considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants. The identified material weaknesses related to a lack of segregation of duties within our accounting and financial management functions and inadequate dedication of resources to the financial review and analysis functions. Due to the size of our organization, the early stage of our operations and significant financial constraints, the Corporation has not been able to employ the necessary resources for proper internal financial review and analysis.

Given the material weaknesses identified above, management devoted additional resources to resolving questions that arose during the quarterly reporting cycle. Significant adjustments were necessary to convert management’s internal financial records to the final reported amounts in the Form 10Q. As a result, management is confident that its financial statements fairly present, in all material respects, the financial condition and results of operations of the Company.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   Not Applicable.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005 we sold 8,048,294 shares of our common stock at prices ranging from $0.12 to $0.58 per share.  These transactions generated gross proceeds to the Company of $1,119,237.33

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

Index

ITEM 5.   OTHER INFORMATION

   Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)              Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2004.

HydroFlo, Inc.

/s/ GEORGE A. MOORE, III
___________________________
George A. Moore, III
Chief Executive Officer